Form 10-K
period 1993-08-31
AMERICAN MEDICAL HOLDINGS INC
filed 1993-11-29
CIK 861439

- - - - --------------------------------------------------------------------------------
- - - - --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   Form 10-K
(Mark One)
   /X/           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
             OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                   FOR THE FISCAL YEAR ENDED AUGUST 31, 1993
                                       OR

   / /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
              FOR THE TRANSITION PERIOD FROM          TO

                            COMMISSION FILE NUMBER)
                                    1-10511
                             ---------------------

                        AMERICAN MEDICAL HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                    13-3527632
  (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                     Identification No.)

                             Commission file number
                                     1-7612
                            ------------------------

                      AMERICAN MEDICAL INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                    95-2111054
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)
8201 Preston Road, Dallas, Texas                          75225
(Address of principal executive                         (Zip Code)
            offices)

      (Registrants' telephone number, including area code) (214) 360-6300
                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:
                        American Medical Holdings, Inc.:

(TITLE OF EACH CLASS)           (NAME OF EACH EXCHANGE ON WHICH REGISTERED)
- - - - ----------------------          -------------------------------------------
     COMMON STOCK                         NEW YORK STOCK EXCHANGE

          Securities registered pursuant to Section 12(g) of the Act:
                     American Medical International, Inc.:
              8 1/4% Convertible Subordinated Debentures due 2008
              9 1/2% Convertible Subordinated Debentures due 2001
                                (Title of class)

    Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. American Medical Holdings, Inc.
 Yes _X_ No ____ . American Medical International, Inc.
Yes _X_ No ____ .

    As of November 18, 1993 there were 76,987,204 shares of American Medical Holdings, Inc. Common Stock, $.01 par value, outstanding. The aggregate market value of Common Stock held by non-affiliates of the registrant, based on the closing price of these shares at November 18, 1993, was approximately $479,199,166. For the purposes of the foregoing calculation only, all directors and executive officers and principal stockholders of the registrant have been deemed affiliates.

    All  shares  of  Common   Stock,  $.01  par   value,  of  American   Medical
International, Inc. are held by American Medical Holdings, Inc.

                      DOCUMENTS INCORPORATED BY REFERENCE
American Medical Holdings, Inc.'s definitive proxy statement for its 1994 Annual
                      Meeting of Stockholders....Part III

- - - - --------------------------------------------------------------------------------
- - - - --------------------------------------------------------------------------------

                                     INDEX

                                                                                    PAGE
                                                                                  REFERENCE
                                                                                  ---------
                                          PART I
Item 1.   Business..............................................................        1
Item 2.   Properties............................................................       12
Item 3.   Legal Proceedings.....................................................       12
Item 4.   Submission of Matters to a Vote of Security Holders...................       12
                                          PART II
Item 5.   Market for the Registrant's Common Stock and Related Stockholder
          Matters...............................................................       14
Item 6.   Selected Financial Data...............................................       15
Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.................................................       16
Item 8.   Financial Statements and Supplementary Data...........................       23
Item 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure..................................................       23
                                         PART III
Item 10.  Directors and Executive Officers of the Registrants...................       23
Item 11.  Executive Compensation................................................       23
Item 12.  Security Ownership of Certain Beneficial Owners and Management........       23
Item 13.  Certain Relationships and Related Transactions........................       23
                                          PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.......       23

                                     PART I

ITEM 1. BUSINESS

    GENERAL

    American Medical Holdings, Inc. ("Holdings") was organized in July, 1989 to acquire American Medical International, Inc. ("AMI" and, together with Holdings, the "Company"). As a result of this acquisition, Holdings is the owner of all of the outstanding shares of common stock of AMI.

    The Company is one of the leading hospital management companies in the United States. Generally, the Company's hospitals provide a full range of inpatient and outpatient services including medical/surgical, obstetric and diagnostic services and services provided by intensive care units, emergency rooms, laboratories and pharmacies. The Company also operates ancillary facilities at each of its hospitals, such as ambulatory, occupational and rural healthcare clinics. At August 31, 1993, the Company operated 35 domestic acute care hospitals and one psychiatric hospital containing a total of 8,003 licensed beds. The Company's hospitals are principally located in the suburbs of major metropolitan areas in 12 states including Texas, Florida and California. Through broad networks including health maintenance organizations, preferred provider organizations, insurers and employers, the Company provides high quality, affordable health services while facing the challenge of containing the continually rising healthcare costs.

    Management expects that the Company's ongoing control of costs emphasized during fiscal 1993 will provide the Company a competitive edge to increase market share notwithstanding the presence of a managed care environment. In response to the ever-changing healthcare system, the shift toward outpatient services, the need to reduce provider costs for acute-care services and the Clinton Administration's desire to provide universal access to healthcare, the Company is developing physician networks and alliances with other healthcare providers to create fully integrated healthcare delivery systems.

    Holdings and AMI are Delaware corporations with principal executive offices located at 8201 Preston Road, Suite 300, P.O. Box 25651, Dallas, Texas 75225-5651. The telephone number for Holdings and AMI at such address is (214) 360-6300. AMI was incorporated in 1957.

    PROPERTIES

    The Company owns or leases and operates the following 35 acute care hospitals and one psychiatric hospital.

                                                                                           YEAR OF
                                                                                       CONSTRUCTION OR    NUMBER OF
                      NAME OF FACILITY                               LOCATION          RENOVATION (A)   LICENSED BEDS
- - - - ------------------------------------------------------------  -----------------------  ---------------  -------------
TEXAS
    Brownsville Medical Center                                Brownsville                     R 1984           168
    Mid-Jefferson Hospital                                    Nederland                       R 1981           126
    Nacogdoches Medical Center                                Nacogdoches                     C 1975           150
    Odessa Women's and Children's Hospital (b)                Odessa                          C 1975           100
    Park Place Hospital                                       Port Arthur                     R 1992           223
    Park Plaza Hospital                                       Houston                         R 1992           508
    Twelve Oaks Hospital                                      Houston                         R 1992           336
CALIFORNIA
    Encino Hospital (c)                                       Encino                          C 1954           181
    Garden Grove Hospital and Medical Center                  Garden Grove                    R 1983           175
    Medical Center of Irvine (d)                              Irvine                          C 1990           177
    Medical Center of North Hollywood                         North Hollywood                 R 1972           163
    San Dimas Community Hospital                              San Dimas                       C 1972            99

                                                                                           YEAR OF
                                                                                       CONSTRUCTION OR    NUMBER OF
                      NAME OF FACILITY                               LOCATION          RENOVATION (A)   LICENSED BEDS
- - - - ------------------------------------------------------------  -----------------------  ---------------  -------------
    Sierra Vista Regional Medical Center                      San Luis Obispo                 C 1959           178
    South Bay Hospital (d)                                    Redondo Beach                   R 1986           208
    Tarzana Regional Medical Center (c)(d)                    Tarzana                         R 1992           210
FLORIDA
    Memorial Hospital of Tampa (b)                            Tampa                           R 1985           174
    North Ridge Medical Center                                Ft. Lauderdale                  C 1975           395
    Palm Beach Gardens Medical Center (d)                     Palm Beach Gardens              R 1988           204
    Palmetto General Hospital                                 Hialeah                         R 1989           360
    Town and Country Hospital                                 Tampa                           C 1981           201
ARKANSAS
    Central Arkansas Hospital                                 Searcy                          R 1983           169
    National Park Medical Center                              Hot Springs                     C 1985           155
    St. Mary's Regional Medical Center                        Russellville                    R 1992           144
NORTH CAROLINA
    Central Carolina Hospital                                 Sanford                         C 1981           137
    Frye Regional Medical Center (d)                          Hickory                         R 1982           275
SOUTH CAROLINA
    East Cooper Community Hospital                            Mount Pleasant                  C 1986           100
    Piedmont Medical Center                                   Rock Hill                       C 1983           268
MISSOURI
    Columbia Regional Hospital                                Columbia                        R 1987           301
    Lucy Lee Hospital (d)                                     Poplar Bluff                    C 1980           201
GEORGIA
    North Fulton Regional Hospital (d)                        Roswell                         R 1990           167
    Spalding Regional Hospital                                Griffin                         C 1989           160
NEBRASKA
    Saint Joseph Hospital                                     Omaha                           R 1990           423
    Saint Joseph Center for Mental Health (e)                 Omaha                           R 1992           161
OTHER
    Brookwood Medical Center                                  Birmingham, Alabama             R 1991           586
    St. Jude Medical Center (d)                               Kenner, Louisiana               C 1985           300
    Culver Union Hospital                                     Crawfordsville, Indiana         C 1984           120

- - - - ------------------------
(a) The Company incurs capital expenditures to renovate and/or expand the properties to accommodate new programs and to enhance the services provided. C=Year of Construction, R=Year of Renovation
(b) The Company owns a majority interest in these hospitals.
(c) These hospitals are operated pursuant to a joint venture organized as of January 1, 1993 with HealthTrust Inc. -- The Hospital Company. AMI is the managing partner for the joint venture and has a 75% ownership interest therein.
(d) Property held under lease.
(e) Psychiatric hospital.

    The Company also owns or manages medical office buildings and related healthcare facilities associated with 31 of its hospitals as well as certain undeveloped properties.

    EMPLOYEES

    As of August 31, 1993, the Company had approximately 28,200 employees, of which approximately 66% were full time employees. Two of the Company's hospitals had labor contracts covering approximately 5% of the Company's employees.
Management believes that its relations with its employees generally are satisfactory.

    MEDICAL STAFFS

    The medical staff at each hospital generally consists of non-employee physicians. There is a trend in the healthcare industry in some regions to employ physicians and where appropriate, the Company's hospitals have pursued this option. Medical staff members of the Company-owned hospitals that are not employees usually also serve on the medical staffs of hospitals not owned by the Company and may terminate their relationships with the Company-owned hospitals at any time.

    Rules and regulations concerning the medical aspects of each hospital's operations are adopted and enforced by its medical staff. Such rules and regulations provide that the members of the staff elect officers who, together with additional physicians selected by them, supervise all medical and surgical procedures and services. Their supervision is subject to the general oversight of the hospital's Governing Board.

    QUALITY OF SERVICES

    Management believes the quality of healthcare services is critical in order to attract and retain top physicians and increase the market share of the Company's hospitals. One of the key mechanisms used to monitor the quality of care at the Company's hospitals is a quality assurance program designed to measure patient satisfaction, the Patient Satisfaction Monitoring System ("PSMS"). PSMS utilizes the results of interviews performed by an independent research company of a statistically determined sample group of discharged patients at each hospital to gather patient responses regarding the hospital services provided. Management uses the results as a tool to improve the quality of patient services and satisfaction and believes PSMS has assisted the Company in successfully maintaining and improving the quality of healthcare as perceived by patients and their physicians and thereby contributing to improved net revenues. PSMS is also used by the Company as one of the bases upon which hospital executive directors and other employees are compensated under the Company's incentive compensation program. Management believes that the Company was the first in the industry to directly tie compensation to the attainment of qualitative performance targets.

    The Company has recently developed a system similar to PSMS which is designed to measure physician satisfaction, the MD Satisfaction Survey. A pilot program for this survey has been implemented at one hospital and the Company plans to make it available for use at each of the Company's hospitals in fiscal 1994.

    COMPETITION

    Generally, other investor-owned and non-profit hospitals operate in the local markets in which the Company participates and provide services that are similar to those offered by the Company's hospitals. Competition among hospitals and other healthcare providers in the United States has increased in recent years due to a decline in occupancy rates resulting from, among other things, changes in government regulation and reimbursement, other cost containment pressures, technology, and most recently, the healthcare reform plan proposed by the Clinton Administration. Additionally, hospitals owned by government agencies or other tax-exempt entities benefit from advantages such as endowments, charitable contributions and tax-exempt financing, which advantages are not available to the Company's hospitals.

    Management believes that a hospital's competitive position within local markets is affected by various factors including the quality of healthcare services provided, pricing of healthcare services, the hospital's location and the types of services offered. The Company expects to improve the performance of its hospitals by (i) expanding physician network relationships thereby attracting and retaining quality physician and medical personnel, (ii) increasing its emphasis on managed care contracting, (iii) developing and marketing new healthcare services targeted to the particular needs of the communities served by its hospitals, and
(iv) expanding profitable outpatient services.

    The competitive position of a hospital is increasingly affected by its ability to negotiate contracts for healthcare services with managed care organizations, including health maintenance organizations ("HMOs"), preferred provider organizations ("PPOs") and other purchasers of group healthcare services. HMOs and PPOs attempt to direct and control use of hospital services through strict utilization management programs and by negotiating provider contracts with only one or a limited number of hospitals in each market area. The importance of negotiating with managed care organizations varies from market to market depending on the market strength of such organizations. In some situations, hospitals have agreed to fixed payments based on the number of managed care enrollees, thereby assuming hospital utilization risk (such contracts are referred to as capitated contracts). Managed care organizations are generally able to obtain discounts from hospital established charges. Management believes that the Company is able to compete effectively for managed care business in part because of its relationships with local physicians, its hospital management teams, its attention to cost controls and quality of service and its strategies to establish service niches in markets served by other hospitals.

    Merger and acquisition activity has significantly increased in the healthcare industry involving both investor-owned and non-profit entities. As healthcare reforms announced by the Clinton Administration take effect, management believes that it will become more important for hospitals and other healthcare providers to work together to form fully integrated healthcare delivery systems and thereby provide the community and marketplace with high quality, cost effective healthcare products and services. During fiscal 1993 the Company entered into an agreement with HealthTrust, Inc.-The Hospital Company ("HealthTrust") to jointly operate AMI's Tarzana Regional Medical Center and HealthTrust's Encino Hospital. Management is continually evaluating other similar opportunities and acquisitions to expand the networks in which the Company currently participates.

    SOURCES OF REVENUE

    The sources of the Company's hospital revenues are room and board and the provision of ancillary medical services. Room and board represents the basic charges for the hospital room and related services, such as general nursing care and meals. Ancillary medical services represent the charges related to the medical support activities performed by the hospital, such as X-rays, physical therapy and laboratory procedures. The Company receives payments for services rendered to patients from the federal government under Medicare and the Civilian Health and Medical Program of Uniformed Services ("CHAMPUS") programs, state governments under their respective Medicaid programs, managed care organizations ("contracted services"), private insurers, self-insured employers and directly from patients. In addition to revenues received from such programs and patients, the Company receives other non-patient revenues (e.g. cafeteria and gift shop revenues). During fiscal 1991, the Company also recognized revenues associated with an HMO owned by the Company and divested in fiscal 1991.

    The following table presents the percentage of net revenues for the three years ended August 31 under each of the following programs:

                                1993       1992       1991
                              ---------  ---------  ---------
Medicare/Medicaid                    38%        37%        32%
Contracted Services                  26         24         21
Non-contracted Services              33         37         37
Other Sources                         3          2         10

    The Company's hospital revenues received under Medicare, Medicaid, CHAMPUS, Blue Cross and from payors of contracted services are generally less than customary charges for the services covered. Following the initiative taken by the federal government to control healthcare costs, other major purchasers of healthcare, including states, insurance companies and employers, are increasingly negotiating the amounts they will pay for services performed rather than simply paying healthcare providers their customary charges. Managed care programs which offer prepaid and discounted medical service packages are capturing an increasing share of the market, tending to reduce the historical rate of growth of hospital revenues. As a result, new kinds of healthcare strategies and provider networks (e.g. physician networks) are continuing to emerge.

    Patients are generally not responsible for any difference between customary hospital charges and amounts reimbursed under Medicare, Medicaid, CHAMPUS and some Blue Cross plans or by payors of contracted services for such services, except to the extent of any exclusions, deductibles or co-insurance features of their coverage. In recent years insurers and other payors have increased the amount of such exclusions, deductibles and co-insurance generally increasing the patient's financial responsibility to directly pay for some services. The increase in the self-pay portion of a patient's financial responsibility may also increase the Company's uncollectible accounts.

    MEDICARE PROGRAM

    The Medicare program is a federal healthcare program created by the Social Security Act of 1965 (the "Social Security Act") to provide healthcare services to the aged under a hospital insurance program ("Medicare Part A") and voluntary supplementary medical insurance program ("Medicare Part B"). Medicare Part A provides health insurance benefits for covered inpatient hospital and related healthcare services to most persons who are age 65 years or more and are entitled to monthly Social Security retirement or survivor benefits, to the disabled, and to persons with end-stage renal disease. Medicare Part B provides voluntary supplemental medical benefits covering primarily outpatient and physician care costs for covered persons.

    The Medicare program has changed significantly since its enactment. In 1983, Congress adopted a prospective payment system ("PPS") for reimbursement, rather than a cost based system, to cover the routine and ancillary operating costs of most Medicare inpatient hospital services. Psychiatric, long-term care, rehabilitation, pediatric and certain designated cancer research hospitals, as well as psychiatric or rehabilitation units that are distinct parts of a hospital, are currently exempt from PPS and continue to be reimbursed on a cost based system, subject to certain cost caps. It is uncertain what impact, if any, the Clinton Administration's and other legislative efforts to reform the healthcare system will have on the current method of Medicare reimbursement.

    Under PPS, fixed payment amounts per inpatient discharge were established based on the category of the patient's treatment known as a diagnosis related group ("DRG"). DRG's classify patients' treatments for illnesses according to the estimated intensity of hospital resources necessary to furnish care for each principal diagnosis. DRG rates have been established for each individual hospital participating in the Medicare program and are based upon a statistically normal distribution of severity. Patients falling well outside the normal distribution are afforded additional payments and defined as "outliers". Under PPS, since hospitals may retain payments in excess of costs but must absorb costs in excess of such payments, the hospitals are encouraged to operate at greater efficiency.

    DRG rates are updated and recalibrated periodically and have been affected by several recent Federal enactments. The index used by the Health Care Financing Administration ("HCFA") to adjust the DRG rates gives consideration to the inflation experienced by hospitals in purchasing goods and services ("market basket"). However, for several years the percentage increases to the DRG rates have been lower than the percentage increases in the costs of goods and services purchased by hospitals. The market basket is adjusted each federal fiscal year ("FY") which begins on October 1. The market basket for FY 1993 was 4.1% and for FY 1994 is at 4.3%.

    The Omnibus Budget Reconciliation Act of 1990 ("OBRA-90") reduced Medicare DRG payments to healthcare providers in FY 1991 through 1993. The Omnibus Budget Reconciliation Act of 1993 ("OBRA-93") extended the reduction through 1997. A substantial number of AMI's hospitals are classified as urban hospitals for reimbursement purposes. The net updates of DRG rates for large urban and other urban hospitals are established as follows: FY 1993, market basket, minus 1.55%; FY 1994 and FY 1995 market basket, minus 2.5%; FY 1996, market basket, minus 2%; and FY 1997, market basket, minus .5%. Management cannot predict how future adjustments by Congress and HCFA will affect the profitability of its healthcare facilities.

    In OBRA-90, Congress also required the Secretary of the Department of Health and Human Services ("HHS") to develop a proposal for a PPS for all hospital-based outpatient services and inpatient psychiatric care. The Secretary of HHS' report, which was due on September 1, 1991, has not been submitted. Until such time as the Secretary of HHS has developed a PPS for all hospital-based outpatient services, OBRA-90 directs that payments for the reasonable cost of outpatient hospital services (other than for capital related costs) be reimbursed at 94.2% of such reasonable costs for cost reporting periods falling within FY 1991 through FY 1995. OBRA-93 extended this reduction from FY 1995 through FY 1998.

    MEDICARE REIMBURSEMENT FOR CAPITAL COSTS

    Capital related payments for inpatient hospital services were made at the rate of 85% of reasonable capital costs during the period January 1, 1991 to September 30, 1991. Subsequent to September 30, 1991 through FY 1995, such payments are made at the rate of 90% of reasonable capital costs until PPS becomes applicable to the hospital. The PPS capital costs reimbursement applies an estimated national average of FY 1989 Medicare capital costs per patient discharge updated to FY 1992 by the estimated increase in Medicare capital costs per discharge (the "Federal Rate"). PPS is applicable to cost reports beginning on or after October 1, 1991. Under PPS reimbursement a 10 year transition period has been established. A hospital would be paid under one of the following two different payment methodologies during this transition period. A hospital with a hospital-specific rate (the rate established for a hospital based on the cost report ending on or before December 31, 1990) below the Federal rate would be paid on a fully prospective payment methodology and hospitals with a hospital-specific rate above the Federal rate would be paid based on a hold-harmless payment methodology or 100 percent of the Federal rate whichever results in higher payment. A hospital would be paid under one methodology throughout the entire transition. After the transition period, all hospitals would be paid the federal rate.

    The impact of PPS capital reimbursement in the first two years has not been material to Medicare capital reimbursement. The hospital-specific rates for FY 1993 increased .62% and for FY 1994 the rate decreased 2.16%. The established Federal Rate in FY 1992 was $415.59, for FY 1993 the rate was increased by .41% to $417.29 and for FY 1994 the rate was reduced by 9.33% to $378.34. Management believes that the decrease in the rate of reimbursement for capital costs will not have a material adverse effect on the Company's results of operations.

    MEDICAID PROGRAM

    The Medicaid program, created by the Social Security Act, is designed to provide medical assistance to individuals unable to afford care. Medicaid is a joint federal and state program in which states voluntarily participate. Reimbursement rates under the Medicaid program are set by each participating state, and rates and covered services may vary from state to state. Depending on the average income per person in a state, at least 50% of Medicaid funding comes from the federal government, with the balance shared by the state and local governments. The amount of the federal share is called Federal Financial Participation ("FFP"). Each of the Company's facilities is currently an eligible Medicaid provider, although certain of the Company's hospitals do not currently participate as providers of services in their respective state Medicaid programs.

    The Omnibus Reconciliation Act of 1981 permitted each state to determine new reimbursement rates for Medicaid inpatient hospital services that are reasonable and adequate to meet the costs which must be incurred by efficiently and economically operated facilities and to assure access to inpatient hospital services by Medicaid recipients. Providers must accept Medicaid payment as payment in full for healthcare services provided to Medicaid patients. Actual payment rates and the methodologies for determining such rates vary from state to state. For example, in Texas, Medicaid inpatient services are reimbursed on a DRG based system, while in Florida, Medicaid inpatient services are reimbursed on a per diem prospective payment system. In many instances, Medicaid reimbursement does not cover a hospital's costs in providing services to Medicaid recipients.

    The Company operates hospitals in some states that currently levy taxes on healthcare providers or use healthcare provider donations to meet the state's share of medical assistance expenditures. HCFA issued a final rule on September 13, 1993 whereby funds donated from Medicaid providers and expenditures that are attributable to provider-specific state taxes be offset from Medicaid expenditures incurred on or after January 1, 1992, before calculating the amount of the federal share of FFP. The Company has historically participated in such programs and has received reimbursement to offset a portion of the cost of services provided to indigent patients. Although management believes that as a result of the final rule such reimbursement will be reduced, steps have been taken to offset the anticipated reduction in reimbursement.

    The Medicare and Medicaid programs have been subject to continual modification through legislative acts and both federal and state administrative initiatives. The federal or state governments might in the future reduce the funds available under these programs or require more stringent utilization review of hospital facilities. Such actions could have a material adverse impact on the Company's financial condition and results of operations.

    CHAMPUS

    The Company's hospitals are reimbursed by the federal government's CHAMPUS program for care provided to United States military retirees and dependents. CHAMPUS pays for inpatient acute hospital care on the basis of a prospectively determined rate applied on a per discharge basis using DRGs similar to the Medicare system. At this time, inpatient psychiatric hospital services are reimbursed on an individual hospital's per diem rate calculated based upon the hospital's prior cost experience. There can be no assurance that the CHAMPUS program will continue per diem reimbursement for psychiatric hospital services in the future.

    CONTRACTED BUSINESS

    Healthcare reform has been the centerpiece of domestic policy for the Clinton Administration. Integral to all proposals put forth by the Administration and Congress has been the increase in the utilization of some form of managed care. Managed care arrangements have typically reimbursed providers based on a percent of charges or on a per diem basis with stop-loss provisions for high severity cases. In more developed markets such as California and Florida, the Company's hospitals are now entering into risk sharing, or capitated, arrangements. These arrangements reimburse the hospital based on a fixed fee per participant in a managed care plan with the hospital assuming the cost of services provided, regardless of the level of utilization. If utilization is higher than anticipated and/or costs are not effectively controlled, such arrangements could produce low or negative operating margins.

    COMMERCIAL INSURANCE

    The Company's hospitals provide services to individuals covered by private healthcare insurance. Private insurance carriers either reimburse their policy holders or make direct payment to the Company's hospitals based upon the particular hospital's established charges and the particular coverage provided in the insurance policy. Blue Cross is a healthcare financing program that provides its subscribers with hospital benefits through independent organizations that vary from state to state. The Company's hospitals are paid directly by local Blue Cross organizations on the basis agreed to by each hospital and Blue Cross by a written contract. In some states, the local Blue Cross affiliate is believed to be experiencing financial difficulty; however, management does not believe that such difficulties represent a material financial exposure to the Company.

    Recently, several commercial insurers have undertaken efforts to limit the costs of hospital services by adopting PPS or DRG based systems. To the extent such efforts are successful, and to the extent that the insurers' systems fail to reimburse hospitals for the costs of providing services to their beneficiaries, such efforts may have a negative impact on the hospitals' net revenue.

REGULATION

    LICENSURE, CERTIFICATION AND ACCREDITATION

    Healthcare facility construction and operation is subject to federal, state and local regulation relating to the adequacy of medical care, equipment, personnel, operating policies and procedures, fire prevention, rate-setting and compliance with building codes and environmental protection laws. Facilities are subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensing and accreditation. Management believes that all of the Company's healthcare facilities are properly licensed under appropriate state laws and are certified under the Medicare program or are accredited by the Joint Commission on Accreditation of Health Care Organizations ("Joint Commission"), the effect of which is to permit the facilities to participate in the Medicare and Medicaid programs. Should any facility lose its Joint Commission accreditation, or otherwise lose its certification under the Medicare program, the facility would be unable to receive reimbursement from the Medicare and Medicaid programs. Management believes that the Company's facilities are substantially in compliance with current applicable federal, state, local and independent review body regulations and standards. The requirements for licensure, certification and accreditation are subject to change and, in order to remain qualified, it may be necessary for the Company to effect changes in its facilities, equipment, personnel and services. Although the Company intends to continue its qualification, there is no assurance that its hospitals will be able to comply in the future.

    CERTIFICATES OF NEED

    The construction of new facilities, the acquisition of existing facilities, and the addition of new beds or services may be reviewable by state regulatory agencies under a program frequently referred to as a Certificate of Need. The Company operates hospitals in nine states that require state approval under the Certificate of Need program. Such laws generally require appropriate state agency determination of public need and approval prior to beds or services being added, or a related capital amount being spent. Failure to obtain necessary state approval can result in the inability to complete an acquisition or change of ownership, the imposition of civil or, in some cases, criminal sanctions, the inability to receive Medicare or Medicaid reimbursement and/or the revocation of a facility's license.

    UTILIZATION REVIEW

    In order to ensure efficient utilization of facilities and services, federal regulations require that admissions to and the utilization of facilities by Medicare and Medicaid patients be reviewed periodically by a federally funded Peer Review Organization ("PRO").

    Pursuant to federal law, the PRO must review the need for hospitalization and the utilization of services, and may, where appropriate, deny payment for services provided. Each of the Company's facilities has contracted with a PRO and has had in effect a quality assurance program that provides for retrospective patient care evaluation and utilization review. While no PRO has taken adverse action against any of the Company's hospitals to date, PRO review can result in denial of payment for services, recoupment of monies paid to the hospital, assessment of fines or exclusion from the Medicare and Medicaid programs.

    STATE RATE-SETTING ACTIVITY

    The Company currently operates five facilities in Florida wherein the state has mandated hospital rate-setting. Under Florida law, the maximum annual percentage any hospital may increase its revenue per admission is limited to the hospital's prior year actual revenue per adjusted admission inflated forward by the hospital's applicable current year's maximum allowable rate of increase ("MARI") or the Health Care Cost Containment Board-approved budgeted revenue per adjusted admission. The MARI is the maximum rate at which a hospital is expected to increase its average revenue per adjusted admission for a given period. The Health Care Cost Containment Board, using the most recent audited actual experience for each hospital, calculates the MARI for each hospital based on the projected rate of increase in the market basket index, adjusted by the hospital's percentage of Medicare, Medicaid and charity care days plus two percentage points. As a result, in Florida, the Company's ability to increase its rates to compensate for increased costs per admission is limited, and the Company's operating margin at Florida facilities may be adversely affected. There can be no assurance that other states in which the Company operates hospitals will not enact rate-setting provisions as well.

    FEDERAL LEGISLATION AND RULE-MAKING

    The Medicare and Medicaid Antifraud and Abuse Amendments (the "Amendments") are codified under Section 1128B of the Social Security Act. The Amendments provide criminal penalties for individuals or entities that knowingly and willfully offer, pay, solicit or receive remuneration of any kind in order to induce referrals for goods or services reimbursed under the Medicare or state Medicaid programs. The statute on its face is very broad with the types of remuneration covered including kickbacks, bribes and rebates made directly or indirectly, overtly or otherwise, in cash or in kind. In addition, prohibited conduct includes remuneration intended to induce the purchasing, leasing, ordering or arranging for any good, facility or service paid for by Medicare or state Medicaid programs. In addition to felony criminal penalties (fines of up to $25,000 and imprisonment for up to five years per referral), the Amendments also establish civil monetary penalties and sanctions of excluding violators from Medicare and Medicaid participation. The Office of the Inspector General ("OIG") has taken the position that where physicians hold other than bona fide ownership interests in healthcare providers (e.g., where such ownership is intended to encourage the physicians to utilize the services of the entity in which they have invested) such ownership arrangements violate the Amendments.

    In recent years, the courts have suggested that any direct or indirect payment or other financial benefit conferred upon a physician or other referral source may violate the statute if one purpose of any portion of the payment is to induce the physician to refer patients to the entity providing the benefit. Healthcare providers are concerned that many relatively innocuous, or even beneficial, commercial arrangements are technically covered by the Amendments and are, therefore, subject to potential criminal prosecution. The Medicare and Medicaid Patient and Program Protection Act of 1987 added two new provisions specifically addressing the anti-kickback statute. They first authorized the OIG to exclude an individual or entity from participation in the Medicare and Medicaid programs if it is determined through an administrative process that the party has engaged in a prohibited remuneration scheme. In addition, Congress directed the HHS to develop regulations specifying those payment practices that will not be subject to criminal prosecution and not provide a basis for exclusion from the Medicare and Medicaid programs ("safe harbors"). Final regulations were published on July 29, 1991 in the Federal Register. Additional safe harbors were proposed, with a 60 day public comment period, on September 21, 1993. The proposed rule offers protection for investment interests in rural areas, ambulatory surgical centers, and group practices composed exclusively of active investors; practitioner recruitment in rural areas; obstetrical malpractice insurance subsidies; referral arrangements for specialty services; and cooperative hospital service organizations.

    Among the criteria contained in the final regulations are criteria for investments, leasing, purchasing and ordering arrangements which would apply to the Company's facilities. The additional proposed regulations will also provide a safe harbor for physician recruitment by facilities in certain rural areas. If adopted, such a safe harbor provision would apply to certain of the Company's facilities. Arrangements with referring physicians involving leasing, purchasing, ordering and recruitment would not constitute illegal remuneration so long as all of the criteria set forth in the safe harbors are met. However, the fact that each provision of such arrangements does not fall within one of the applicable safe harbor criteria does not necessarily mean that the arrangement is illegal.

    In order to prevent hospitals from entering into arrangements with physicians that increase the physician payment from Medicare or Medicaid, in January 1991, the OIG issued a management advisory report identifying potential violations of the antifraud and abuse statute with respect to certain financial arrangements between hospitals and hospital-based physicians. Specifically, the report stated that financial agreements that require physicians to pay more than the fair market value for services provided by the hospital or that compensate physicians for less than the fair market value of goods and services that they provide to hospitals create potential liability for physicians and hospitals engaged in these actions.

    In May 1992, the OIG issued a special fraud alert regarding hospital incentives to physicians. The alert identified the following incentive arrangements which, if present, are indications of potentially unlawful activity: (a) payment of any sort of incentive by the hospital each time a physician refers a patient to the hospital, (b) the use of free or significantly discounted office space or equipment (in facilities usually located close to the hospital), (c) provision of free or significantly discounted billing, nursing or other staff services, (d) free training for a physician's office staff in areas such as management techniques, CPT coding and laboratory techniques, (e) guarantees which provide that, if the physician's income fails to reach a predetermined level, the hospital will supplement the remainder up to a certain amount, (f) low-interest or interest-free loans, or loans which may be "forgiven" if a physician refers patients (or some number of patients) to the hospital, (g) payment of the costs of a physician's travel and expenses for conferences, (h) coverage on hospital's group health insurance plans at an inappropriately low cost to the physician and (i) payment for services (which may include consultations at the hospital) which require few, if any, substantive duties by the physician, or payment for services in excess of the fair market value of services rendered.

    Certain of the Company's current financial arrangements with physicians, including joint ventures, may not qualify for the current safe harbor exemptions and, as a result, such arrangements risk scrutiny by the OIG and may be subject to enforcement action. As indicated above, the failure of these arrangements to satisfy all of the conditions of the applicable safe harbor criteria does not mean that the arrangements are illegal. Nevertheless, certain of the Company's current financial arrangements with physicians, including joint ventures, and the Company's future development of joint ventures and other financial arrangements with physicians, could be adversely affected by the failure of such arrangements to comply with the safe harbor regulations, or the future adoption of other legislation or regulation in these areas.

    Under provisions of the OBRA-89 and OBRA-90, referrals of Medicare and Medicaid patients to clinical laboratories with which a referring physician has a financial relationship are prohibited effective January 1, 1991. As of January 1, 1992, any claim for payment submitted to Medicare by a provider must identify the name and provider number of the referring physician and must indicate whether the physician has an ownership or other financial arrangement with the provider.

    In addition, under the provisions of OBRA-93, referrals of Medicare and Medicaid patients to certain "designated health services" with which a referring physician has a financial relationship will be prohibited as of January 1, 1995. These designated health services include the following: clinical laboratory; physical and occupational therapy services; radiology or other diagnostic services; radiation therapy services; durable medical equipment; parenteral and enteral nutrients, equipment and supplies; prosthetics, orthotics and prosthetic devices; home health services; outpatient prescription drugs; and inpatient and outpatient hospital services. There are a number of exceptions that may apply to the compensation arrangements under which the Company's facility contracts with certain of its physicians including exceptions for bona fide employment relationships, personal service arrangements, and physician recruitment arrangements.

    The Social Security Act also imposes criminal and civil penalties for making false claims to Medicare and Medicaid for services not rendered or for misrepresenting actual services rendered in order to obtain higher reimbursement. Like the antifraud and abuse statute, this statute is very broad. Careful and accurate coding of claims for reimbursement must be performed to avoid liability under the false claims statutes.

    Management exercises care in an effort to structure its arrangements with physicians to comply in all material respects with these laws, and management believes that the Company is in compliance with the Amendments, however, there can be no assurance that (i) government officials charged with responsibility for enforcing the prohibitions of the Amendments will not assert that the Company or certain transactions in which it is involved are in violation of the Amendments; or (ii) courts will interpret the Amendments in a manner consistent with the practices of the Company.

    STATE LEGISLATION

    Certain states in which the Company's facilities are located also have enacted statutes which prohibit the payment of kickbacks, bribes and rebates for the referral of patients. Many of these statutes have provisions that closely follow the federal statutes described above, and there have been few actions or interpretations made under such provisions. Management believes that the Company is in substantial compliance with such laws; however, there can be no assurance that government officials who have the responsibility for enforcing such laws will not assert that the Company or certain transactions in which the Company is involved are in violation of such laws, or that such laws will ultimately be interpreted by the government officials in a manner consistent with the practices of the Company.

    GENERAL REGULATION

    The Company is committed to providing its employees with an equal opportunity work environment that is free from discrimination. In keeping with this commitment, the Company ensures that all human resource programs are administered without regard to race, religion, color, national origin, sex or age. Furthermore, the Company embraces and complies with the American Disabilities Act of 1990 (ADA) and the 1993 Family and Medical Leave Act. Such human resource programs include, but are not limited to, compensation, benefits, application of Company policies, company-sponsored training, educational, social and recreational programs. Additionally, in accordance with the ADA, management believes the Company's facilities are constructed to accommodate disabled persons within the reasonableness test of the ADA.

    The Company is subject to various federal, state and local statutes and ordinances regulating the discharge of materials into the environment. Management does not believe that the Company will be required to expend any material amounts in order to comply with these laws and regulations or that compliance will materially affect its capital expenditures, earnings or competitive position.

    PROFESSIONAL LIABILITY

    As is typical in the healthcare industry, the Company is subject to claims and legal actions by patients in the ordinary course of business. The Company self-insures the professional and general liability claims for nine of its hospitals up to $500,000 per occurrence and for 25 of its hospitals up to $3 million per occurrence. Prior to June, 1993 the self-insured retention for these 25 hospitals was $5 million per occurrence. Coverage for professional and general liability claims for the Company's two remaining hospitals is maintained with outside insurance carriers.

    The Company owns a 35% equity interest in an insurance company which insures the excess professional and general liability risks for those hospitals which are self-insured. The excess coverage provided by this insurance company is limited to $25 million per claim. The Company purchases additional excess insurance from a commercial carrier. For the period from January 1986 to February 1991 the Company had no excess coverage for the majority of its hospitals. However, in March 1991 the Company purchased prior acts coverage which substantially reduces the uninsured liability for risks during this period.

    The Company maintains an unfunded reserve for its professional liability risks which is based, in part, on actuarial estimates calculated and evaluated by an independent actuary. Actual hospital professional and general liability costs for a particular period are not normally known for several years after the period has ended. The delay in determining the actual cost associated with a particular period is due to the time between the occurrence of an incident, the reporting thereof and the settlement of related claims. Because of this delay in payment, reserves for losses and related expenses, using expected loss reporting patterns determined in conjunction with the actuary, are discounted using a rate of 9% to their present value. Adjustments to the total reserves determined in conjunction with the actuary on an annual basis are recorded by the Company as an increase or decrease in the current year's earnings. Management considers such reserves to be adequate for professional liability risks. Any losses incurred in excess of the established reserve will be reflected as a charge to earnings of the Company. Any losses incurred within the Company's self-insurance limits will be paid out of the Company's cash from operations. While the Company's cash from operations has been adequate to provide for alleged and unforeseen liability claims in the past, there can be no assurance that the Company's cash flow will continue to be adequate to cover such claims.

                         SEGMENT OPERATING INFORMATION

    Holdings' only material business segment is "healthcare," which contributed substantially all of its revenues and operating profits in fiscal 1993. The Company's healthcare business is conducted in the United States.

ITEM 2.  PROPERTIES

    See "Item 1. Business."

ITEM 3.  LEGAL PROCEEDINGS

    Holdings and AMI are subject to claims and suits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of all pending legal proceedings will not have a material adverse effect on the business or financial condition of Holdings or AMI.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                               EXECUTIVE OFFICERS

               NAME                    AGE                         POSITIONS WITH HOLDINGS AND AMI
- - - - ----------------------------------  ---------  -----------------------------------------------------------------------
Robert W. O'Leary                      49      Chairman and Chief Executive Officer since July 1991; President and
                                                Chief Executive Officer of Voluntary Hospitals of America, Inc.
                                                ("VHA"), a hospital alliance representing approximately 850 domestic hospitals from 1989 to June 1991; President and Chief Executive
                                                Officer of St. Joseph Health System ("SJHS"), a multi-hospital, multi-purpose health services organization from 1983 to 1989.
John T. Casey                          48      President and Chief Operating Officer since November 1991; President and Chief Executive Officer of The Samaritan Foundation ("Samaritan"),
                                                the ninth largest private healthcare system in the United States from
                                                March 1990 to November 1991; President and Chief Executive Officer,
                                                Methodist Health Systems ("MHS"), a regional healthcare system from
                                                1987 to 1990.

               NAME                    AGE                         POSITIONS WITH HOLDINGS AND AMI
- - - - ----------------------------------  ---------  -----------------------------------------------------------------------
Alan J. Chamison                       53      Executive Vice President since September 1991 and Chief Financial
                                                Officer since February 1992; Chief Administrative Officer of VHA from
                                                January 1990 to September 1991 and a Director and the Interim
                                                President and Chief Executive Officer of VHA Enterprises, Inc., an
                                                affiliate of VHA, from September 1989 to September 1991; Senior Vice
                                                President of SJHS from May 1983 to September 1989.
O. Edwin French                        47      Senior Vice President since January 1992; Executive Vice President of
                                                Samaritan from March 1991 to December 1991; Senior Vice President of
                                                MHS from July 1985 to March 1991.
W. Randolph Smith                      45      Executive Vice President, Operations since September 1990; Senior Vice
                                                President, Chief Administrative Officer from February 1990 to August
                                                1990; Senior Vice President and Acting Chief Financial Officer from
                                                November 1989 to January 1990; Corporate Vice President and Acting
                                                Chief Financial Officer from July 1989 to November 1989; Corporate
                                                Vice President and Director, Operations from 1987 to 1989; Vice
                                                President and Assistant Regional Director, Southern Region from 1986 to 1987; Vice President and Regional Director, Mid-Atlantic Region
                                                from 1985 to 1986; Executive Director, Brookwood Medical Center from
                                                1983 to 1985.
Lawrence N. Kugelman                   51      Executive Vice President and California Regional Director since January
                                                1993; Executive Director of Sisters of St. Joseph Foundation from July
                                                1992 to December 1992; President and CEO of The Health Plan of America
                                                from September 1986 to June 1992.
Terry H. Linn                          45      Vice President, Development since June 1993; Partner of Ernst & Young
                                                (previously Ernst & Ernst) a public accounting firm, from 1980 to
                                                1993.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS.

    Holdings' common stock is traded on the New York Stock Exchange. Holdings owns all of AMI's issued and outstanding common stock and such shares are no longer publicly traded. The following table indicates the quarterly high and low sales prices of Holdings' common stock for the period from September 1, 1991 through August 31, 1993. Certain covenants in the Company's bank credit and other financing agreements restrict the payment of cash dividends on Holdings' common stock (See Item 14(a), Note 3 to the Financial Statements). No dividends were paid on Holdings' common stock for the periods presented. (See "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources").

                                                                                Sales Price
                                                                             ------------------
                                                                              HIGH        LOW
                                                                             -------    -------
1993
  First Quarter............................................................. $10 7/8    $ 8
  Second Quarter............................................................  13 3/4     10 5/8
  Third Quarter.............................................................  11 5/8      9 7/8
  Fourth Quarter............................................................  14         10 1/4
1992
  First Quarter............................................................. $10 5/8    $ 7 1/8
  Second Quarter............................................................  11 5/8      7 3/4
  Third Quarter.............................................................  10 1/2      8 5/8
  Fourth Quarter............................................................  10 3/8      7

    There were 13,408 holders of record of Holdings' shares as of November 18, 1993.

ITEM 6.  SELECTED FINANCIAL DATA

                          FIVE YEAR FINANCIAL SUMMARY
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                                                                   FOR THE TWO
                                            FOR THE YEAR ENDED AUGUST 31,                                            MONTHS
                           ----------------------------------------------------------------   FOR THE TEN MONTHS      ENDED
                                                                                               ENDED AUGUST 31,    OCTOBER 31,
                                   1993                  1992                  1991                  1990             1989
                           --------------------  --------------------  --------------------  --------------------  -----------
                           HOLDINGS(1)  AMI(2)   HOLDINGS(3)  AMI(4)    HOLDINGS     AMI     HOLDINGS(5)  AMI(6)     AMI(7)
                           ----------  --------  ----------  --------  ----------  --------  ----------  --------  -----------
Operating Results
  Net Revenues...........  $ 2,238.5   $2,238.5  $ 2,237.9   $2,237.9  $  2,545.9  $2,288.6  $ 2,052.4   $1,902.6  $    480.9
  Net Income (loss)......  $    41.5   $   41.5  $    99.6   $   99.6  $    (19.0) $   (1.8) $   (13.7 ) $  (15.3) $    (68.6)
  Net Income (loss) per
   share.................  $     .54     N/A     $    1.30     N/A     $     (.38)   N/A     $    (.27 )   N/A     $     (.98)
  Shares of stock used to
   calculate earnings
   (loss) per common and
   common equivalent
   share.................  76,760,000    N/A     76,645,000    N/A     50,698,000    N/A     50,080,000    N/A     70,153,000
  Cash dividends declared
   per share.............  $  --         N/A     $  --         N/A     $   --        N/A     $  --         N/A     $   --
Other Data
  Working Capital........  $  (140.0 ) $ (140.0) $  (222.2 ) $ (222.2) $   (263.4) $ (243.0) $  (313.4 ) $ (289.6)    N/A
  Net book value of
   property and
   equipment.............  $ 1,404.2   $1,404.2  $ 1,394.3   $1,394.3  $  1,454.6  $1,413.8  $ 1,697.0   $1,531.9     N/A
  Total assets...........  $ 2,868.4   $2,868.4  $ 2,963.3   $2,963.3  $  3,153.5  $3,199.6  $ 3,595.7   $3,382.3     N/A
  Long-term debt and
   convertible
   subordinated debt.....  $ 1,294.2   $1,294.2  $ 1,343.7   $1,343.7  $  1,613.3  $1,564.6  $ 2,246.4   $2,066.8     N/A
  Common stock subject to
   repurchase
   obligations...........  $     6.1   $  --     $     4.3   $  --     $      7.4  $  --     $     6.6   $  --        N/A
  Shareholder's equity...  $   697.8   $  703.9  $   663.7   $  668.0  $    552.2  $  551.1  $   332.0   $  312.0     N/A
  Book value per share...  $    9.08   $   9.71  $    8.66   $   9.22  $     7.30  $   7.60  $    6.63   $   4.30     N/A


                            FOR THE
                           YEAR ENDED
                           AUGUST 31,
                              1989
                           ----------
                             AMI(8)
                           ----------
Operating Results
  Net Revenues...........  $ 2,740.4
  Net Income (loss)......  $   (12.8 )
  Net Income (loss) per
   share.................  $    (.18 )
  Shares of stock used to
   calculate earnings
   (loss) per common and
   common equivalent
   share.................  70,137,000
  Cash dividends declared
   per share.............  $     .36
Other Data
  Working Capital........  $    (8.7 )
  Net book value of
   property and
   equipment.............  $ 2,133.4
  Total assets...........  $ 3,214.5
  Long-term debt and
   convertible
   subordinated debt.....  $ 1,552.8
  Common stock subject to
   repurchase
   obligations...........  $  --
  Shareholder's equity...  $   713.2
  Book value per share...  $   10.20

- - - - ------------------------------
(1) Operating results for fiscal 1993 reflect the impact of $25.4 million or $.33 per share for an extraordinary charge for the repurchase of debt.
(2) Operating results for fiscal 1993 reflect the impact of $25.4 million for an extraordinary charge for the repurchase of debt.
(3) Operating results for fiscal 1992 reflect the impact of the $119.8 million gain ($80.7 million net of tax or $1.05 per share) on the sale of certain securities of EPIC Healthcare Group, Inc. and EPIC Holdings, Inc. In addition, the impact of $10 million or $.13 per share for an extraordinary charge for the repurchase of debt has been reflected in operating results for fiscal 1992.
(4) Operating results for fiscal 1992 reflect the impact of the $119.8 million gain ($80.7 million net of tax) on the sale of certain securities of EPIC Healthcare Group, Inc. and EPIC Holdings, Inc. In addition, the impact of $10 million for an extraordinary charge for the repurchase of debt has been reflected in operating results for fiscal 1992.
(5) Operating results for Holdings for the ten months ended August 31, 1990 reflect the elimination of net revenues, loss before taxes and net loss of $320.9 million, $35.1 million and $23.1 million, respectively, for assets sold or under binding agreement to sell as of August 31, 1990.
(6) Operating results for AMI for the ten months ended August 31, 1990 reflect the elimination of net revenues, loss before taxes and net loss of $257.5 million, $26.7 million, and $17.6 million, respectively, for assets sold or under binding agreement to sell as of August 31, 1990.
(7) Operating results for the two months ended October 31, 1989 reflect the impact of $128.2 million ($83.3 million net of tax or $1.19 per share) in merger costs.
(8) Operating results for fiscal 1989 reflect the impact of asset writedowns and additions to reserves of $128.5 million ($79.7 million net of tax or $1.13 per share).

                 See Notes to Consolidated Financial Statements

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

    In fiscal 1993, the Company invested $116.3 million in capital expenditures and as of August 31, 1993, had approximately $22.5 million of construction commitments outstanding. Such capital expenditures and construction commitments are for new construction and renovations to facilitate and accommodate new programs, including outpatient surgery centers, thereby enhancing the services provided. The Company intends to continue to invest in new and existing facilities within the healthcare business, however, the terms of certain indebtedness limit the Company's ability to make capital expenditures. Fiscal 1993 capital expenditures, excluding capitalized interest, were limited to approximately $182.1 million which included $54.0 million in available carryforwards. Capital expenditure limitations excluding capitalized interest, are approximately $225 million in fiscal 1994, $225 million plus carryforwards for fiscal 1995 and $200 million plus carryforwards thereafter. Additionally, the Company is authorized to use up to $150 million for acquisitions in fiscal 1994.

    The Company's balance sheet was improved during fiscal 1993 as long-term debt decreased. The long-term debt balance at August 31, 1993 was $1.3 billion compared to $1.5 billion at August 31, 1992 and $1.7 billion at August 31, 1991. The continued use of cash provided by operating activities, short-term cash investments and refinancing of outstanding indebtedness were the primary sources used to repay $654 million of long-term debt.

    In August 1993, the Company refinanced its then existing bank credit facilities with a reducing revolving credit facility (the "Reducing Revolving Credit Facility") under which the Company may borrow up to, and have outstanding thereunder, $600 million until December 1995, at which time such amount reduces on a quarterly basis through September 1997 to $300 million with the remaining amount outstanding thereunder becoming due and payable in September 1998. Initial proceeds of $305 million were drawn under the Reducing Revolving Credit Facility to repay amounts outstanding under the Company's then existing bank credit facilities. As of August 31, 1993, $287 million was outstanding under the Reducing Revolving Credit Facility. During fiscal 1993, the Company also issued $150 million principal amount of 9 1/2% Senior Subordinated Notes Due 2006. The net proceeds of the 9 1/2% Senior Subordinated Notes Due 2006 were used to repurchase a portion of the 13 1/2% Senior Subordinated Notes Due 2001, a portion of the 15% Junior Subordinated Discount Debentures Due 2005 and certain other indebtedness with an aggregate principal amount of $121 million. Additionally, the Company redeemed $49.8 million of certain other indebtedness with cash from operations.

    In August 1993, the Company called for redemption on November 18, 1993, all of its outstanding 6 3/4% Swiss franc/dollar dual currency senior notes due 1997. The redemption price of $28 million will be financed by borrowings under the Reducing Revolving Credit Facility.

    For the year ended August 31, 1993 the Company had $257.3 million in net cash provided by operating activities as compared to $255.4 million in the prior year. Management believes that sufficient funds will be generated from operations, augmented by borrowings under the Reducing Revolving Credit Facility, to finance operations, capital expenditures and service debt. Payments of interest and principal on the Company's $1.3 billion of consolidated long-term debt, including the current portion of such long-term debt, will continue to affect funds available to the Company to finance capital expenditures and operations. Scheduled principal payments, excluding amounts that may become due on the Reducing Revolving Credit Facility, will be $40.8 million in fiscal 1994, $155.1 million in fiscal 1995, $55.9 million in fiscal 1996, $178.3 million in fiscal 1997 and $2.1 million in fiscal 1998.

    The terms of certain indebtedness of the Company impose significant operating and financial restrictions (subject to certain exceptions) requiring the Company to maintain certain financial ratios and restrict the Company's ability to incur additional indebtedness and enter into leases and guarantees of debt; to make loans and investments; to pay dividends or repurchase shares of stock; to repurchase, retire or refinance indebtedness prior to maturity; and to purchase or sell assets. The Company has pledged the capital stock of certain direct (first tier) subsidiaries and certain patient receivables as security for the Company's obligations under the Reducing Revolving Credit Facility and certain other senior indebtedness of the Company. Management believes that the Company is currently in compliance with all material covenants and restrictions contained in all financing agreements.

RESULTS OF OPERATIONS

GENERAL TRENDS

    Over   the  past  several  years  the   Company  has  sold  certain  of  its
non-strategic hospitals. In some instances, for comparative purposes, the Company's results of operations for fiscal 1993 and management's discussion of results of operations for fiscal years ended 1992 and 1991 include an analysis of the Company's performance with respect to hospitals operated by the Company throughout each of the periods presented (such hospitals are referred to as "Continuing Hospitals"). On a Continuing Hospital basis, the Company's net revenues have increased over the prior periods. The increase in net revenues is the result of higher utilization of outpatient and ancillary services, general price increases and increased severity of illness of patients admitted. In future periods management believes that healthcare providers' and the Company's rate of revenue growth may be limited as a result of a greater portion of the Company's revenues being derived from fixed payment sources (i.e. Medicare/ Medicaid programs and managed care) and the effect of moderation of the rate of growth in the Company's revenues from outpatient services. Such trends, have and are anticipated to continue to affect the Company's results of operations. To offset the limiting factors in net revenue growth, the Company continues to look at providing new areas of healthcare services through the development of the Company's operations and through the integration of broad healthcare networks, including hospital/physician and physician contracting entities.

    Although the Company's outpatient revenue growth rate may be moderated in the future, the trend toward increased utilization of outpatient services is expected to continue. This trend is the result of (i) continued advances in medical technologies, thus allowing procedures previously performed on an inpatient basis to be available on an outpatient basis and (ii) the pressures from payors to control costs by directing those patients with less severe illnesses from inpatient care to outpatient care. To accommodate the increased utilization of outpatient services, the Company has expanded or redesigned several of its outpatient facilities and services.

    Medicare and Medicaid revenues are also expected to continue to increase in the future as a larger portion of the general population qualifies for coverage as a result of the aging of the population and expanded state Medicaid programs. This in turn may decrease the Company's overall rate of revenue growth as a result of (i) the corresponding increased shift in payor mix and (ii) the amount of disparity between the Company's customary charges and the government reimbursement rate increases. The Medicare program reimburses the Company's hospitals primarily based on established rates by a DRG for acute care hospitals and by a cost based formula for psychiatric hospitals (See "Item 1. Business -- Sources of Revenue"). While Medicare fixed payment rates are indexed for inflation annually, the increases have historically lagged behind actual inflation.

    In addition to the Medicare program, states and insurance companies continue to actively negotiate the amounts they will pay for services performed rather than simply paying healthcare providers their customary charges. The entrance of insurance companies into the managed care environment is accelerating the introduction of managed care in more localities. Current managed care conditions vary across the markets in which the Company operates. Hospitals that operate in mature managed care markets typically have contributed smaller profit margins than hospitals that operate in other markets. However, management believes that through continued cost-control efforts, the Company will have the competitive edge in pursuing market share growth in the managed care environment at a profitable margin.

    Payor-pressure to control healthcare costs has been further emphasized by the various pending healthcare reform proposals. Management believes that its cost containment efforts have been critical in maintaining and improving operating margins while providing a high level of patient care. The following costs are some examples of the cost reductions that have taken place during fiscal 1993. In order to control labor costs, the most significant operating cost in a hospital, the Company has and will continue to decrease its use of nursing registries, modify its employee skill mix and monitor its daily hospital staff coverage. In addition, as of January 1, 1993 the Company realigned its employee benefits program to more clearly match that of the industry. To reduce corporate overhead costs, the Company consolidated its Houston regional office with its Dallas headquarters. In order to control supply cost increases as a result of (i) increasing intensity of services due to increased patient acuity,
(ii) new technological advances and related utilization, (iii) changes in standard of care, and vendor price increases, management continues to focus on the development of pharmaceutical formularies to control the usage of new drugs to only those situations that warrant their specific use. In addition, supply purchase contracts continue to be aggressively negotiated. In further adherence to controlling healthcare costs, the Company is expanding its case management (review of associated costs for patient care for specific treatment) in the hospitals.

INFLATION

    A significant portion of the Company's operating costs and expenses are subject to inflationary increases. Since the healthcare industry is very labor intensive, salaries and benefits are continually affected by inflation. In addition, increasing supply costs are the result of vendors passing on rising costs through price increases. Although the Company cannot predict its ability to continue to cover future cost increases, management believes that through the continued adherence to the cost reduction programs, labor management and reasonable price increases, the effects of inflation on future operating margins should be manageable. However, the Company's ability to pass on these increased costs associated with providing healthcare to Medicare/Medicaid patients may be limited by government reimbursement programs for healthcare services currently in place unless the federal and state governments correspondingly increase the rate of payment under this program.

HEALTHCARE REFORM

    Under the aforementioned healthcare reform plan, the Clinton Administration has recently proposed, among other things, cost controls on hospitals, insurance market reforms to increase the availability of group health insurance to small businesses, requirements that all businesses offer health insurance coverage to their employees and the creation of a single government health insurance plan (to reduce administrative costs) that would cover all citizens. Although the healthcare reform plan proposes covering all citizens, and therefore, possibly resulting in additional revenues for the Company, this increase in revenues may be offset by lower levels of reimbursement from various payors. In addition, some states, including Florida, have already enacted reforms and continue to consider additional reforms. Management believes that some form of healthcare reform is imminent; however until such reform is finalized, management cannot predict the impact on the Company's results of operations. The type and impact of such reform continues to be debated at both the federal and state levels.

OPERATIONS OVERVIEW

    Effective September 1, 1991 Holdings contributed all of the common stock of New H to AMI. As a result, AMI's results of operations for periods subsequent to September 1, 1991 are the same as Holdings'; therefore, separate results of operations and a discussion and analysis for AMI are not presented subsequent to the year ended August 31, 1991. The only differences between Holdings' and AMI's results of operations for the year ended August 31, 1991 was attributable to the results of operations for those hospital facilities owned by New H, substantially all of which were sold, while New H was separate from AMI. As a result, AMI's results of operations for the year ended August 31, 1991 are substantially identical to Holdings'; and therefore, management's discussion and analysis of AMI's results of operations is not presented.

    YEARS ENDED AUGUST 31, 1993, 1992 AND 1991

    The following table summarizes certain consolidated results of the Company for the three years ended August 31, 1993:

                                                                        FOR THE YEAR ENDED AUGUST 31,
                                                    ----------------------------------------------------------------------
                                                             1993                    1992                    1991
                                                    ----------------------  ----------------------  ----------------------
                                                                % OF NET                % OF NET                % OF NET
                                                                REVENUES                REVENUES                REVENUES
                                                               -----------             -----------             -----------
Net Revenues
  Medicare/Medicaid...............................       $857        38.3%       $819        36.6%       $804        31.6%
  Contracted services.............................        577        25.8         533        23.8         543        21.3
  Non-contracted services.........................        732        32.7         823        36.8         940        36.9
  Other sources...................................         72         3.2          63         2.8         259        10.2
                                                    ---------       -----   ---------       -----   ---------       -----
    Total Net Revenues............................      2,238       100.0       2,238       100.0       2,546       100.0
                                                    ---------       -----   ---------       -----   ---------       -----
Operating Costs and Expenses
  Salaries and benefits...........................        815        36.4         839        37.5         916        36.0
  Supplies........................................        316        14.1         317        14.2         319        12.5
  Provision for uncollectible accounts............        148         6.6         164         7.3         163         6.4
  Depreciation and amortization...................        147         6.6         149         6.7         165         6.5
  Other operating costs...........................        506        22.6         496        22.2         689        27.1
                                                    ---------       -----   ---------       -----   ---------       -----
    Total Operating Costs and Expenses............      1,932        86.3       1,965        87.9       2,252        88.5
                                                    ---------       -----   ---------       -----   ---------       -----
Operating income..................................        306        13.7         273        12.1         294        11.5
  Gains on sales of securities....................         --          --         120         5.4          19         0.7
  Interest expense, net...........................       (166)       (7.4)       (204)       (9.1)       (310)      (12.2)
                                                    ---------       -----   ---------       -----   ---------       -----
Income before taxes, minority equity interest and
 extraordinary loss...............................        140         6.3         189         8.4           3          --
  Provision for income taxes......................        (69)       (3.1)        (78)       (3.5)        (21)       (0.8)
                                                    ---------       -----   ---------       -----   ---------       -----
Income (Loss) before minority equity interest and
 extraordinary loss...............................         71         3.2         111         4.9         (18)       (0.8)
Minority equity interest..........................         (4)       (0.2)         (1)         --          (1)         --
                                                    ---------       -----   ---------       -----   ---------       -----
Income (Loss) before extraordinary loss...........         67         3.0         110         4.9         (19)       (0.8)
  Extraordinary loss on early extinguishment of
   debt...........................................        (25)       (1.1)        (10)       (0.4)         --          --
                                                    ---------       -----   ---------       -----   ---------       -----
Net Income (Loss).................................        $42         1.9%       $100         4.5%       $(19)       (0.8)%
                                                    ---------       -----   ---------       -----   ---------       -----
                                                    ---------       -----   ---------       -----   ---------       -----

    The following table sets forth certain operating statistics of the Company's hospitals for the years ended August 31, 1993, 1992 and 1991.

HISTORICAL OPERATING DATA (1):                                1993       1992       1991
                                                            ---------  ---------  ---------
Number of Hospitals (at year end).........................         36         35         39
Admissions
  Medicare/Medicaid.......................................    117,570    113,070    119,401
  Contracted..............................................     56,269     52,812     60,880
  Non-contracted..........................................     52,839     63,947     80,851
  Other...................................................      2,918      3,261      3,350
                                                            ---------  ---------  ---------
    Total.................................................    229,596    233,090    264,482
                                                            ---------  ---------  ---------
                                                            ---------  ---------  ---------
Equivalent Admissions(2)..................................    309,972    308,722    342,597
Outpatient
  Visits..................................................  1,660,015  1,618,068  1,700,057
  Surgeries...............................................    120,854    120,008    133,888
Patient Days..............................................  1,372,232  1,456,542  1,664,937
Equivalent Patient Days(2)................................  1,830,169  1,906,304  2,132,771
Licensed Beds Occupancy Rate..............................       46.8%      47.9%      46.6%
Licensed Beds at End of Period............................      8,003      7,822      8,708

CONTINUING HOSPITALS OPERATING DATA (1):
Number of Hospitals (at year end).........................         36         35         35
Admissions
  Medicare/Medicaid.......................................    117,570    108,909    103,144
  Contracted..............................................     56,269     51,072     52,817
  Non-contracted..........................................     52,839     62,613     70,884
  Other...................................................      2,918      3,160      2,836
                                                            ---------  ---------  ---------
    Total.................................................    229,596    225,754    229,681
                                                            ---------  ---------  ---------
                                                            ---------  ---------  ---------
Equivalent Admissions(2)..................................    309,972    299,161    297,978
Outpatient
  Visits..................................................  1,660,015  1,556,471  1,450,519
  Surgeries...............................................    120,854    116,113    115,505
Patient Days..............................................  1,372,232  1,394,815  1,402,684
Equivalent Patient Days(2)................................  1,830,169  1,826,477  1,801,837
Licensed Beds Occupancy Rate..............................       46.8%      48.7%      49.1%
Licensed Beds at End of Period............................      8,003      7,822      7,822

- - - - ------------------------
(1) Represents statistics for hospitals only and has not been adjusted to include statistics for related healthcare entities.
(2) Represents actual admissions/patient days as adjusted to include outpatient and emergency room services by adding to actual admissions/patient days an amount derived by dividing outpatient and emergency room revenue by inpatient revenue per admission/patient days.

    1993 VERSUS 1992

    On a historical basis, net revenues for the year ended August 31, 1993 remained flat at $2,238 million as compared to the year ended August 31, 1992. However, net revenues for the year ended August 31,1992 included a benefit of approximately $10 million relating to a Medicare settlement and $69 million relating to facilities sold during fiscal year 1992. On a Continuing Hospital basis, net revenues for the year ended August 31, 1993 increased 3.2% to $2,238 million from net revenues of $2,169 million for the year ended August 31, 1992.

    The continued industry trend, as seen by the Company on a Continuing Hospital basis over the past few years, towards growth in outpatient services and a shift from inpatient services remains evident as net revenues from outpatient services for the year ended August 31, 1993 were $648 million or 29.4% of total net patient revenues compared to $586 million or 27.4% of total net patient revenues for fiscal 1992. Outpatient volume increased 6.5% when compared to the year ended August 31, 1992. Net revenues from inpatient services were $1,557 million or 70.6% of total net patient revenues for the year ended August 31, 1993 compared to $1,549 million or 72.6% of total net patient revenues for fiscal 1992. Admissions increased 1.7% when compared to the year ended August 31, 1992.

    Healthcare services that were provided to individuals which were determined to be services free of charge are defined as charity care. In accordance with the AICPA Health Care Guide, these services have not been recognized as receivables or revenues in the financial statements since they were never expected to result in cash flows.

    Management's implementation of a cost-control program has continued to reduce operating costs and expenses as a percentage of net revenues for the Company (86.3% for the year ended August 31, 1993 compared to 87.9% for the year ended August 31, 1992). The decrease in total operating costs and expenses for the year ended August 31, 1993 as compared to the year ended August 31, 1992 was primarily due to the disposition of hospitals during the year ended August 31, 1992. On a Continuing Hospital basis, operating costs and expenses have shown a similar decline as a percentage of net revenues for the year ended August 31, 1993 at 86.3% from 87.3% for the year ended August 31, 1992. Labor costs decreased as a percent of net revenues as a result of labor management (hospital staffing monitored with volume) and the decline in benefit costs as a result of the changes put in place in the employee benefit program. For the year ended August 31, 1992, salaries and benefits reflect an $11.0 million adjustment to increase reserves associated with workers compensation liabilities as a result of adverse development on claims arising from prior periods. Although supply costs as a percent of net revenues remained stable over the past two years, the demand for newly available higher cost drugs and medical supplies continues to require the Company to control such costs. The provision for uncollectible accounts for the year ended August 31, 1993 decreased from the year ended August 31, 1992; however, the provision for uncollectible accounts for the year ended August 31, 1992 includes the impact of an adjustment for the refinement in procedures used by the Company in estimating bad debts. Other operating costs include a foreign currency translation loss of $7.8 million which was incurred in fiscal 1992 while the foreign currency translation loss was immaterial in fiscal 1993.

    The operating margin of 13.7% for the year ended August 31, 1993 improved from 12.1% for the year ended August 31, 1992. The operating margin increased from 12.7%, on a Continuing Hospital basis for the year ended August 31, 1992 to 13.7% for the year ended August 31, 1993 as a result of the increased net revenues and the reduced operating costs and expenses as a result of the cost reduction program.

    The gains on the sales of securities in fiscal 1992 are the result of the sale of various securities of EPIC Holdings, Inc. and EPIC Healthcare Group, Inc. As of August 31, 1993, the Company continues to hold 22% of the fully diluted common stock of EPIC Holdings, Inc.

    Interest expense, net decreased to 7.4% of total net revenues for fiscal 1993 compared to 9.1% of total net revenues for fiscal 1992. The decrease from fiscal 1992 is attributable to interest savings as a result of the use of cash from operations and the proceeds from the disposition of hospitals to reduce indebtedness and lower effective interest rates consistent with economic trends. In addition, in the fourth quarter of fiscal 1993 an $8.6 million refund was received for excess interest paid to the Internal Revenue Service in prior periods.

    The tax provision for fiscal 1993 is greater than that which would occur using the Company's marginal tax rate against its income before taxes, minority equity interest and extraordinary loss, due in large part to the amortization of cost in excess of net assets acquired not being deductible for tax provision purposes. In August 1993, the Revenue Reconciliation Act of 1993 was enacted. As a result of the new law, the corporate income tax rate increased to 35% from 34% effective for the period beginning on or after January 1, 1993.

    The extraordinary loss on early extinguishment of debt is a result of the redemption or repurchase of debt prior to its stated maturity.

    1992 VERSUS 1991

    The Company's net revenues for the year ended August 31, 1992 decreased 12.1% to $2,238 million from $2,546 million for the same period in fiscal 1991. Net revenues for the year ended August 31, 1992 included a benefit from a $10 million Medicare settlement. Net revenues from inpatient services were $1,599 million or 72.4% of total net patient revenues for the year ended August 31, 1992 compared to $1,711 million or 73.7% of total net patient revenues for fiscal 1991. Net revenues from outpatient services were $609 million or 27.6% of total net patient revenues for the year ended August 31, 1992 compared to $612 million or 26.3% of total net patient revenues for the comparable period in fiscal 1991. Inpatient net revenues as a percent of total net patient revenues continued to decline as a result of the continued advances in medical technologies, thus allowing procedures previously performed on an inpatient basis to be available on an outpatient basis. Accordingly, third party payors of healthcare services have increased pressure to maximize outpatient services by diverting those patients with less severe illnesses from inpatient care to outpatient care. Healthcare services that were provided to individuals which were determined to be services free of charge are defined as charity care. In accordance with the AICPA Health Care Guide, these services have not been recognized as receivables or revenues in the financial statements since they were never expected to result in cash flows.

    As a percentage of net revenues, operating costs and expenses decreased to 87.9% for the year ended August 31, 1992 from 88.5% for fiscal 1991. Actual dollars spent decreased 12.7% as compared to similar costs for the comparable period in fiscal 1991. This decrease was attributable to the operating costs and expenses associated with the assets sold during fiscal 1992 and 1991 (which accounted for 21.7% of the total operating costs and expenses for fiscal 1991). Although this decrease was offset by an increase in operating costs and expenses for the currently operated hospitals, such costs as a percentage of net revenues decreased slightly. The decrease in other operating costs and expenses was primarily due to the disposition of a health maintenance organization in August, 1991. As a result of such disposition, the Company no longer has group health claims. For the year ended August 31, 1992, salaries and benefits reflected an $11.0 million adjustment to increase reserves associated with workers compensation liabilities as a result of adverse development on claims arising from prior periods. The Company increased the provision for uncollectible accounts for the year ended August 31, 1992 as a result of the refinement in procedures used by the Company in estimating bad debts. The new approach reflects the impact of increased net operating revenues as well as increasing deductibles and co-payments which are usually the responsibility of individual patients, the increasing number of uninsured or underinsured patients and general economic conditions, in each case, on a more timely basis. In fiscal 1992, management implemented an accounts receivable action plan to reduce the amount of time required to collect receivables and to enhance the potential collectibility of accounts that would otherwise result in bad debts. Other operating costs include the effect of foreign currency translations for which the Company recorded a foreign currency translation loss of $7.8 million in fiscal 1992 as compared to foreign currency translation income of $15.3 million in fiscal 1991.

    The gains on the sales of securities in fiscal 1992 and 1991 were the result of the sale of various securities of EPIC Holdings, Inc. and EPIC Healthcare Group, Inc. As of August 31, 1992, the Company held 22% of the fully diluted common stock of EPIC Holdings, Inc.

    Interest expense, net decreased to 9.1% of total net revenues for fiscal 1992 compared to 12.2% of total net revenues for fiscal 1991. The decrease from fiscal 1991 was attributable to lower effective interest rates consistent with economic trends and interest savings as a result of the use of proceeds from (i) the divestiture program, (ii) Holdings' issuance of common stock in August 1991 for approximately $250 million, and (iii) the issuance of 13 1/2% Senior Subordinated Notes Due 2001 to reduce debt outstanding. In addition, the lower interest expense is due to the decrease in interest rates from the exchange of the 15% Junior Subordinated Discount Debentures Due 2005 for a like amount of then outstanding senior subordinated indebtedness.

    The tax provision for fiscal 1992 was greater than that which would occur using the Company's marginal tax rate against its income before taxes, minority equity interest and extraordinary loss, due to the amortization of cost in excess of net assets acquired not being deductible for tax provision purposes.

    The extraordinary loss on early extinguishment of debt was a result of the redemption or repurchase of debt prior to its stated maturity.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this item is filed as part of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF HOLDINGS AND AMI

    There is hereby incorporated by reference the information to appear under the caption "Election of Directors" in Holdings' definitive proxy statement for its 1994 Annual Meeting of Stockholders. See also the list of Holdings' and AMI's executive officers and related information under "Executive Officers" in
Part I hereof.

ITEM 11.  EXECUTIVE COMPENSATION

    There is hereby incorporated by reference the information to appear under the caption "Executive Compensation" in Holdings' definitive proxy statement for its 1994 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    There is hereby incorporated by reference the information to appear under the caption "Principal Stockholders" in Holdings' definitive proxy statement for its 1994 Annual Meeting of Stockholders. All issued and outstanding shares of AMI Common Stock are owned by Holdings.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    There is hereby incorporated by reference the information to appear under the caption "Certain Transactions" in Holdings' definitive proxy statement for its 1994 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) 1 and 2 Financial Statements and Financial Statement Schedules.

    The financial statements and schedules listed in the accompanying Index to the Financial Statements and Financial Statement Schedules are filed as part of this Annual Report on Form 10-K.

    (b) Reports on Form 8-K filed in Fourth Quarter 1993.

    None.

    (c) List of Exhibits.

  EXHIBIT
    NO.                                                      DESCRIPTION OF EXHIBIT
- - - - -----------             ------------------------------------------------------------------------------------------------
     2.1        --      Agreement and Plan of Merger dated as of July 6, 1989, among AMI, Holdings and IMA Acquisition
                         Corp., a Delaware corporation and a wholly owned subsidiary of Holdings ("Acquisition"), filed as Exhibit 2(a) to Holdings' Registration Statement on Form S-4, Registration No. 33-33674,
                         filed on March 6, 1990 (the "1990 Form S-4") and incorporated herein by reference.
     2.2        --      Amendment No. 1 to Agreement and Plan of Merger dated as of October 7, 1989, among AMI, Holdings and Acquisition, filed as Exhibit 18 to the 1990 Form S-4 and incorporated herein by reference.
     2.3        --      Amendment No. 2 to Agreement and Plan of Merger dated as of December 1, 1989, among AMI,
                         Holdings and Acquisition, filed as Exhibit 2(c) to the 1990 Form S-4 and incorporated herein by reference.
     2.4        --      Agreement and Plan of Merger dated as of April 23, 1990 among AMI, Holdings and Amigo Holdings
                         Corp. ("Amigo"), filed as Exhibit 3 to AMI's Quarterly Report on Form 10-Q for the quarter ended May 31, 1990 and incorporated herein by reference.
     3.1        --      Restated Certificate of Incorporation of Holdings as amended to date, filed as Exhibit 3 (a) to the 1990 Form S-4 and incorporated herein by reference.
     3.2        --      Bylaws of Holdings as amended to date filed as Exhibit 3.2 to Holdings' Registration Statement on Form S-1 filed on June 17, 1991 and incorporated herein by reference.
     3.3        --      Restated Certificate of Incorporation of AMI as amended to date, filed as Exhibit 3 to AMI's
                         Quarterly Report on Form 10-Q for the quarter ended May 31, 1990 and incorporated herein by reference.
     3.4        --      Bylaws of AMI as amended to date, filed as Exhibit 3.2 to AMI's Registration Statement on Form
                         S-1 filed on August 14, 1991 (the "AMI Form S-1") and incorporated herein by reference.
     4.1        --      Amended and Restated Note Purchase Agreement dated as of June 11, 1993 among AMI and the purchasers listed therein, filed as Exhibit 4.1 to AMI's Registration Statement on Form S-4
                         Registration No. 33-50239 filed on September 20, 1993 (the "1993 Form S-4") and incorporated herein by reference.
     4.2        --      Indenture dated as of April 21, 1993 between AMI and NationsBank of Texas, N.A., as trustee (the
                         "Trustee"), filed as Exhibit 4.2 to the 1993 Form S-4 and incorporated herein by reference.
     4.3        --      Supplemental Indenture dated as of October 25, 1993 between AMI and the Trustee, filed as
                         Exhibit 4.3 to Amendment No. 1 to the 1993 Form S-4 and incorporated herein by reference.
     4.6        --      Indenture dated as of October 1, 1991 between AMI, as issuer, and The Citizens and Southern
                         National Bank, as trustee, relating to the 11% Senior Notes Due October 2001, filed as Exhibit
                         4.1 to AMI's Registration Statement on Form S-1 filed on October 8, 1991 and incorporated herein by reference.
     4.7        --      Indenture between AMI, as issuer, and The Connecticut National Bank, as trustee, relating to the
                         13 1/2% Senior Subordinated Notes Due August 2001 filed as Exhibit 4.1 to AMI's Registration
                         Statement on Form S-1, Registration No. 33-41416, filed on January 24, 1992 and incorporated herein by reference.

  EXHIBIT
    NO.                                                      DESCRIPTION OF EXHIBIT
- - - - -----------             ------------------------------------------------------------------------------------------------
     4.8        --      Indenture dated as of August 1, 1991 between AMI, as issuer, and United States Trust Company of
                         New York, as trustee, relating to the 15% Junior Discount Debentures Due November 2005, filed as Exhibit 4.1 to AMI's Registration Statement on Form S-2, Registration No. 33-45292, filed on
                         January 24, 1992 and incorporated herein by reference.
     4.9        --      First Supplemental Indenture dated as of February 15, 1992 between AMI, as issuer, and United
                         States Trust Company of New York, as trustee, relating to AMI's 15% Junior Subordinated
                         Discount Debentures Due November 2005, filed as Exhibit 4.1 to Amendment No. 2 to AMI's registration Statement, Registration No. 33-45292, on Form S-2, filed on March 4, 1992 and incorporated herein by reference.
Instruments with respect to certain long-term debt of AMI have not been filed since the amount of securities  authorized thereunder  does not exceed  10% of the  total assets of  AMI and its  subsidiaries on a  consolidated basis. AMI hereby agrees to furnish copies of such instruments to the Securities and Exchange Commission upon request.
    10.1        --      Credit and Guaranty Agreement dated as of August 18, 1993 (the "Credit Agreement") among AMI,
                         American Medical Holdings, Inc., a Delaware corporation, the lenders referred to therein (the
                         "Lenders"), Chemical Bank, as Agent (the "Agent"), The Bank of Nova Scotia, as Co-Agent, and
                         The Long Term Credit Bank of Japan, Ltd., Los Angeles Agency, as Co-Agent filed as Exhibit 10.1 to the 1993 Form S-4 and incorporated herein by reference.
    10.2        --      Holdings Pledge Agreement dated as of August 18, 1993 between AMI and the Agent on behalf of the
                         Lenders filed as Exhibit 10.2 to the 1993 Form S-4 and incorporated herein by reference.
    10.3        --      Collateral Trust Agreement dated as of August 18, 1993 between AMI and IBJ Schroder Bank & Trust
                         Company, a New York banking corporation, as trustee ("IBJ") filed as Exhibit 10.3 to the 1993
                         Form S-4 and incorporated herein by reference.
    10.4        --      Collateral Trust Pledge Agreement dated as of August 18, 1993 between AMI and IBJ filed as
                         Exhibit 10.4 to the 1993 Form S-4 and incorporated herein by reference.
    10.5        --      Pledge and Security Agreement dated as of August 18, 1993 between AMI and the Agent on behalf of the Lenders filed as Exhibit 10.5 to the 1993 Form S-4 and incorporated herein by reference.
    10.6        --      Guaranty and Security Agreement dated as of August 18, 1993 between American Medical Finance
                         Company, a Delaware corporation, and the Agent on behalf of the Lenders filed as Exhibit 10.6 to the 1993 Form S-4 and incorporated herein by reference.
    10.7        --      Agreement for Purchase of Stock dated as of September 26, 1988 by and among AMI, EPIC and various subsidiaries of AMI, filed as Exhibit 2(a) to AMI's Current Report on Form 8-K dated
                         October 14, 1988 and incorporated herein by reference.
    10.8        --      Amended and Restated Stockholders' Agreement dated as of July 30, 1991 by and among the Fund,
                         GKHPL, First Plaza, MBLP, MIP and the other parties thereto, filed as Exhibit 10.39 to
                         Amendment No. 3 to Holdings' Registration Statement on Form S-1, Registration No. 33-41206, on
                         July 26, 1991 and incorporated herein by reference.

  EXHIBIT
    NO.                                                      DESCRIPTION OF EXHIBIT
- - - - -----------             ------------------------------------------------------------------------------------------------
    10.9        --      Amended and Restated Registration Rights Agreement dated as of July 30, 1991 by and among
                         Holdings, the Fund, GKHPL, MBLP, MIP, the Bank Investor and the Management Purchasers, filed as
                         Exhibit 10.40 to Amendment No. 3 to Holdings' Registration Statement on Form S-1, Registration
                         No. 33-41206, on July 26, 1991 and incorporated herein by reference.
    10.10       --      American Medical Holdings, Inc. 1993 Employee Stock Purchase Plan, filed as Exhibit A to
                         Holdings' Proxy Statement dated January 13, 1993 (the "1993 Proxy") and incorporated herein by reference.
    10.11       --      Amendments to Each of the Nonqualified Employee Stock Option Plan and the Nonqualified
                         Performance Stock Option Plan for Key Employees (Exhibits 10.12 and 10.13 below) filed as
                         Exhibit D to AMI's 1993 Proxy and incorporated herein by reference.
    10.12       --      Nonqualified Employee Stock Option Plan, filed as Exhibit A to Holdings' Proxy Statement dated as of January 8, 1991 and incorporated herein by reference.
    10.13       --      Nonqualified Performance Stock Option Plan for Key Employees, filed as Exhibit B to Holdings'
                         Proxy Statement dated as of January 8, 1991 and incorporated herein by reference.
    10.14       --      Executive Deferred Compensation Plan filed as Exhibit 10.27 to Holdings' Registration Statement on Form S-1 filed on June 17, 1991, Registration No. 33-41206, and incorporated herein by reference.
    10.15       --      Supplemental Executive Retirement Plan filed as Exhibit 10.27 to Holdings' Registration
                         Statement on Form S-1 filed on June 17, 1991, Registration No. 33-41206, and incorporated herein by reference.
    10.16       --      Senior Executive Deferred Compensation Plan filed as Exhibit 10.27 to Holdings' Registration
                         Statement on Form S-1 filed on June 17, 1991, Registration No. 33-41206, and incorporated herein by reference.
    10.17       --      Letter of Understanding, between Holdings and Robert W. O'Leary, filed as Exhibit 10.30 to
                         Amendment No. 3 to Holdings' Registration Statement on Form S-1, filed on July 26, 1991,
                         Registration No. 33-41206, and incorporated herein by reference.
    10.18       --      Letter of Understanding dated as of August 4, 1991 between AMI and Alan J. Chamison filed as
                         Exhibit 10.36 to AMI's Registration Statement on Form S-1, Registration No. 33-41206, filed
                         September 25, 1991 and incorporated herein by reference.
    10.19       --      Agreement, dated as of March 7, 1990, among American Medical International, Inc. Healthcare
                         Holding Company and Generale De Sante International PLC, filed as Exhibit 10.36 to Amendment
                         No. 3 to Holdings' Registration Statement on Form S-1, Registration No. 33-41206, filed on July
                         26, 1991 and incorporated herein by reference.
    10.20       --      Acquisition Agreement, among AMI Information Systems Group, Inc., A.M. International and Klinik
                         Hirslanden AG, filed as Exhibit 10.37 to Amendment No. 3 to Holdings' Registration Statement on
                         Form S-1, Registration No. 33-41206, filed on July 26, 1991 and incorporated herein by reference.
    10.21       --      Asset Purchase and Sale Agreement, by and among Holdings, AMI, AMISUB (PSL), Inc., New H Acute,
                         Inc. New H PSL, Inc. and PSL HealthCare System, dated as of November 15, 1990, as amended, filed as Exhibit 10.38 to Amendment No. 3 to Holdings' Registration Statement on Form S-1 filed on July 26, 1991 and incorporated herein by reference.

  EXHIBIT
    NO.                                                      DESCRIPTION OF EXHIBIT
- - - - -----------             ------------------------------------------------------------------------------------------------
   10.22       --      Exchange Agreement dated as of January 27, 1992 by and among EPIC Healthcare Group, Inc., EPIC
                         Holdings, Inc., EPIC Transaction Co., American Medical International, Inc., American Medical
                         (Central), Inc., American Information Systems Group, Inc., Brookwood Health Services, Inc., and
                         Lifemark Hospitals, Inc. filed as Exhibit 10.1 to Form 8-K filed on March 25, 1992 and incorporated herein by reference.
    10.23       --      Letter of Understanding between the Company and AMI and John T. Casey filed as Exhibit 10.31 to
                         Holdings' and AMI's Annual Report on Form 10-K for the fiscal year ended August 31, 1992 (the
                         "Annual Report") and incorporated herein by reference.
    10.24       --      Letter of Understanding between the Company and AMI and O. Edwin French filed as Exhibit 10.32 to the Annual Report and incorporated herein by reference.
    10.25       --      Amendment to Letters of Understanding between the Company and AMI and each of Robert W. O'Leary,
                         Alan J. Chamison, John T. Casey, and O. Edwin French, filed as Exhibit 10.34 to the Annual
                         Report and incorporated herein by reference.
    11          --      Statement re computations of per share earnings for the period ended August 31, 1993.
    21.1        --      List of subsidiaries of Holdings filed as Exhibit 22 to Holdings' Registration Statement on Form
                         S-1 filed on June 17, 1991 and incorporated herein by reference.
    21.2        --      List of subsidiaries of AMI filed as Exhibit 22 to the AMI Form S-1 and incorporated herein by reference.
    24          --      Powers of Attorney.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas, on the 29th day of November, 1993. The following officers and directors have executed this report as of November 29, 1993.

                                          AMERICAN MEDICAL HOLDINGS, INC.
                                          AMERICAN MEDICAL INTERNATIONAL, INC.
                                          By: _______/s/_ALAN J. CHAMISON_______
                                                      Alan J. Chamison
                                                EXECUTIVE VICE PRESIDENT AND
                                                  CHIEF FINANCIAL OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, by the following persons in the capacities indicated:

                      SIGNATURE                                                         TITLE
- - - - ------------------------------------------------------  ---------------------------------------------------------------------
                     /s/ ROBERT W. O'LEARY
     -------------------------------------------                        Chairman and Chief Executive Officer
                  Robert W. O'Leary                                         (Principal Executive Officer)
                      /s/ ALAN J. CHAMISON
     -------------------------------------------           Executive Vice President and Chief Financial Officer (Principal
                   Alan J. Chamison                                               Financial Officer)
                        /s/ BARY G. BAILEY
     -------------------------------------------                             Vice President, Controller
                    Bary G. Bailey                                         (Principal Accounting Officer)
     -------------------------------------------                                      Director
               J. Robert Buchanan, M.D.
                /s/ ROBERT B. CALHOUN, JR.*
     -------------------------------------------                                      Director
                Robert B. Calhoun, Jr.
                        /s/ JOHN T. CASEY
     -------------------------------------------                                      Director
                    John T. Casey
                        /s/ HARRY J. GRAY*
     -------------------------------------------                                      Director
                    Harry J. Gray
                 /s/ HAROLD S. HANDELSMAN*
     -------------------------------------------                                      Director
                 Harold S. Handelsman
                      /s/ SHELDON S. KING*
     -------------------------------------------                                      Director
                   Sheldon S. King
                      /s/ MELVYN N. KLEIN*
     -------------------------------------------                                      Director
                   Melvyn N. Klein
                       /s/ DAN W. LUFKIN*
     -------------------------------------------                                      Director
                    Dan W. Lufkin
                     /s/ WILLIAM E. MAYER*
     -------------------------------------------                                      Director
                   William E. Mayer
                     /s/ ROBERT W. O'LEARY
     -------------------------------------------                                      Director
                  Robert W. O'Leary
     -------------------------------------------                                      Director
                  Harold M. Williams
                *By: /s/BARY G. BAILEY
                    Bary G. Bailey
                 As Attorney-in-Fact

                         INDEX TO FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENTS SCHEDULES

ITEM 14(A)

                                                                                                               PAGE
                                                                                                             REFERENCE
                                                                                                           -------------
Financial Statements:
  Report of Independent Accountants......................................................................           30
  Consolidated Balance Sheets As of August 31, 1993 and 1992.............................................           32
  Consolidated Statements of Income For the Years Ended August 31, 1993, 1992 and 1991...................
                                                                                                                    34
  Consolidated Statements of Cash Flows For the Years Ended August 31, 1993, 1992 and 1991...............
                                                                                                                    35
  Consolidated Statements of Shareholders' Equity For the Years Ended August 31, 1993, 1992 and 1991.....
                                                                                                                    36
Supplemental Financial Statement Schedules:
  Report of Independent Accountants on Financial Statement Schedules.....................................           55
  II.      Amounts Receivable from Directors, Officers and Employees.....................................           56
  V.       Property and Equipment........................................................................           57
  VI.      Accumulated Depreciation of Property and Equipment............................................           58
  VIII.    Reserves for Uncollectible Accounts...........................................................           59
  X.       Supplementary Income Statement Information....................................................           60

    All  other schedules are not submitted  because they are not applicable, not
required,  or  the  information  is  included  in  the  consolidated   financial
statements or notes thereto.

    Separate financial statements of the parent company have been omitted since restricted net assets of consolidated subsidiaries are less than 25% of consolidated net assets.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To The Boards of Directors and
Shareholders of American Medical Holdings, Inc.
and American Medical International, Inc.

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of cash flows and of changes in shareholders' equity present fairly, in all material respects, the financial position of American Medical Holdings, Inc. and subsidiaries (Holdings) and American Medical International, Inc. and subsidiaries (AMI) at August 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Companies' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Price Waterhouse

Dallas, Texas
October 15, 1993

                 (This page has been left blank intentionally.)

                AMERICAN MEDICAL HOLDINGS, INC. AND SUBSIDIARIES
             AMERICAN MEDICAL INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                     ASSETS

                                                                            AS OF AUGUST 31,
                                                       ----------------------------------------------------------
                                                                   1993                          1992
                                                       ----------------------------  ----------------------------
                                                         HOLDINGS          AMI         HOLDINGS          AMI
                                                       -------------  -------------  -------------  -------------
CURRENT ASSETS:
Cash and short-term cash investments.................  $      44,335  $      44,335  $      70,536  $      70,536
Accounts receivable, less reserves for uncollectible
 accounts of $98,143 in 1993 and $86,744 in 1992.....         90,596         90,596        103,041        103,041
Supply inventories...................................         59,516         59,516         57,071         57,071
Income taxes, net (including current portion of
 deferred income taxes)..............................         24,641         24,641       --             --
Prepaid expenses.....................................         11,617         11,617         12,387         12,387
                                                       -------------  -------------  -------------  -------------
                                                             230,705        230,705        243,035        243,035
                                                       -------------  -------------  -------------  -------------
PROPERTY AND EQUIPMENT:
Land.................................................        104,723        104,723        105,241        105,241
Buildings and improvements...........................      1,151,890      1,151,890      1,111,163      1,111,163
Equipment............................................        507,505        507,505        443,561        443,561
Construction in progress.............................         35,827         35,827         24,419         24,419
                                                       -------------  -------------  -------------  -------------
                                                           1,799,945      1,799,945      1,684,384      1,684,384
Less -- Accumulated depreciation.....................        395,736        395,736        290,036        290,036
                                                       -------------  -------------  -------------  -------------
                                                           1,404,209      1,404,209      1,394,348      1,394,348
                                                       -------------  -------------  -------------  -------------
NOTES RECEIVABLE AND OTHER ASSETS:
Notes receivable.....................................         10,791         10,791         21,567         21,567
Investments..........................................         27,982         27,982         72,353         72,353
Cost in excess of net assets acquired, net...........      1,165,435      1,165,435      1,191,981      1,191,981
Deferred costs.......................................         29,248         29,248         40,015         40,015
                                                       -------------  -------------  -------------  -------------
                                                           1,233,456      1,233,456      1,325,916      1,325,916
                                                       -------------  -------------  -------------  -------------
                                                       $   2,868,370  $   2,868,370  $   2,963,299  $   2,963,299
                                                       -------------  -------------  -------------  -------------
                                                       -------------  -------------  -------------  -------------

                See Notes to Consolidated Financial Statements.

                AMERICAN MEDICAL HOLDINGS, INC. AND SUBSIDIARIES
             AMERICAN MEDICAL INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                            AS OF AUGUST 31,
                                                       ----------------------------------------------------------
                                                                   1993                          1992
                                                       ----------------------------  ----------------------------
                                                         HOLDINGS          AMI         HOLDINGS          AMI
                                                       -------------  -------------  -------------  -------------
CURRENT LIABILITIES:
Current maturities of long-term debt.................  $      40,831  $      40,831  $     130,279  $     130,279
Accounts payable.....................................         84,513         84,513         91,731         91,731
Accrued liabilities:
  Payroll and benefits...............................        131,170        131,170        133,336        133,336
  Interest...........................................         20,641         20,641         21,452         21,452
  Taxes, other than income...........................         26,353         26,353         23,820         23,820
  Other..............................................         67,147         67,147         58,320         58,320
Income taxes, net (including current portion of
 deferred income taxes)..............................       --             --                6,290          6,290
                                                       -------------  -------------  -------------  -------------
                                                             370,655        370,655        465,228        465,228
                                                       -------------  -------------  -------------  -------------
LONG-TERM DEBT.......................................      1,283,665      1,283,665      1,333,423      1,333,423
                                                       -------------  -------------  -------------  -------------
CONVERTIBLE SUBORDINATED DEBT........................         10,487         10,487         10,303         10,303
                                                       -------------  -------------  -------------  -------------
DEFERRED CREDITS AND OTHER LIABILITIES:
Deferred income taxes................................        211,451        211,451        219,202        219,202
Reserve for professional liability risks.............        100,496        100,496        100,211        100,211
Other deferred credits and liabilities...............        187,743        187,743        166,978        166,978
                                                       -------------  -------------  -------------  -------------
                                                             499,690        499,690        486,391        486,391
                                                       -------------  -------------  -------------  -------------
COMMITMENTS AND CONTINGENCIES
COMMON STOCK SUBJECT TO REPURCHASE OBLIGATIONS.......          6,046       --                4,293       --
                                                       -------------  -------------  -------------  -------------
SHAREHOLDERS' EQUITY:
AMI common stock, $0.01 par value -- 200,000 shares
 authorized 72,481 shares issued and outstanding in
 1993 and 1992.......................................       --                  725       --                  725
Holdings preferred stock, $0.01 par value --
  5,000 shares authorized
  No shares outstanding..............................       --             --             --             --
Holdings common stock, $0.01 par value --
  200,000 shares authorized
  76,873 shares issued and outstanding in 1993 and
   76,640 in 1992....................................            768       --                  766       --
Additional paid-in capital...........................        596,623        587,060        595,997        584,679
Retained earnings....................................        108,436        124,088         66,898         82,550
Adjustment for minimum pension liability.............         (8,000)        (8,000)      --             --
                                                       -------------  -------------  -------------  -------------
                                                             697,827        703,873        663,661        667,954
                                                       -------------  -------------  -------------  -------------
                                                       $   2,868,370  $   2,868,370  $   2,963,299  $   2,963,299
                                                       -------------  -------------  -------------  -------------
                                                       -------------  -------------  -------------  -------------

                See Notes to Consolidated Financial Statements.

                AMERICAN MEDICAL HOLDINGS, INC. AND SUBSIDIARIES
             AMERICAN MEDICAL INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                        FOR THE YEAR ENDED AUGUST 31,
                                                    ----------------------------------------------------------------------
                                                             1993                    1992                    1991
                                                    ----------------------  ----------------------  ----------------------
                                                     HOLDINGS      AMI       HOLDINGS      AMI       HOLDINGS      AMI
                                                    ----------  ----------  ----------  ----------  ----------  ----------
NET REVENUES......................................  $2,238,525  $2,238,525  $2,237,912  $2,237,912  $2,545,900  $2,288,555
OPERATING COSTS AND EXPENSES:
  Salaries and benefits...........................     815,323     815,323     838,727     838,727     916,436     806,703
  Supplies........................................     315,935     315,935     316,541     316,541     318,709     285,504
  Provision for uncollectible accounts............     148,135     148,135     163,824     163,824     162,842     145,998
  Depreciation and amortization...................     147,397     147,397     149,051     149,051     165,447     154,515
  Other operating costs...........................     505,614     505,614     496,180     496,180     687,701     614,655
                                                    ----------  ----------  ----------  ----------  ----------  ----------
    Total.........................................   1,932,404   1,932,404   1,964,323   1,964,323   2,251,135   2,007,375
OPERATING INCOME..................................     306,121     306,121     273,589     273,589     294,765     281,180
  Gains on sales of securities....................      --          --         119,803     119,803      18,595      18,595
  Interest expense -- related parties.............      --          --          --          --        (100,432)   (100,432)
  Interest expense -- other, net..................    (166,582)   (166,582)   (204,556)   (204,556)   (209,756)   (169,467)
                                                    ----------  ----------  ----------  ----------  ----------  ----------
INCOME BEFORE TAXES, MINORITY EQUITY INTEREST AND
 EXTRAORDINARY LOSS...............................     139,539     139,539     188,836     188,836       3,172      29,876
  Provision for income taxes......................     (68,800)    (68,800)    (77,900)    (77,900)    (20,800)    (30,300)
                                                    ----------  ----------  ----------  ----------  ----------  ----------
INCOME (LOSS) BEFORE MINORITY EQUITY INTEREST AND
 EXTRAORDINARY LOSS...............................      70,739      70,739     110,936     110,936     (17,628)       (424)
Minority equity interest..........................      (3,770)     (3,770)     (1,318)     (1,318)     (1,385)     (1,385)
                                                    ----------  ----------  ----------  ----------  ----------  ----------
INCOME (LOSS) BEFORE EXTRAORDINARY LOSS...........      66,969      66,969     109,618     109,618     (19,013)     (1,809)
Extraordinary loss on early extinguishment of
 debt.............................................     (25,431)    (25,431)     (9,997)     (9,997)     --          --
                                                    ----------  ----------  ----------  ----------  ----------  ----------
NET INCOME (LOSS).................................  $   41,538  $   41,538  $   99,621  $   99,621  $  (19,013) $   (1,809)
                                                    ----------  ----------  ----------  ----------  ----------  ----------
                                                    ----------  ----------  ----------  ----------  ----------  ----------
PER SHARE DATA:
  Income (Loss) before extraordinary loss.........  $     0.87     N/A      $     1.43     N/A      $    (0.38)    N/A
  Extraordinary loss on early extinguishment of
   debt...........................................       (0.33)    N/A           (0.13)    N/A          --         N/A
                                                    ----------              ----------              ----------
NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT
 SHARE............................................  $     0.54     N/A      $     1.30     N/A      $    (0.38)    N/A
                                                    ----------              ----------              ----------
                                                    ----------              ----------              ----------
SHARES USED FOR COMPUTATION OF NET INCOME (LOSS)
 PER SHARE........................................      76,760     N/A          76,645     N/A          50,698     N/A

                See Notes to Consolidated Financial Statements.

                AMERICAN MEDICAL HOLDINGS, INC. AND SUBSIDIARIES
             AMERICAN MEDICAL INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                        FOR THE YEAR ENDED AUGUST 31,
                                                    ----------------------------------------------------------------------
                                                             1993                    1992                    1991
                                                    ----------------------  ----------------------  ----------------------
                                                     HOLDINGS      AMI       HOLDINGS      AMI       HOLDINGS      AMI
                                                    ----------  ----------  ----------  ----------  ----------  ----------
Cash Flows from Operating Activities:
  Income (Loss) before Extraordinary Loss.........  $   66,969  $   66,969  $  109,618  $  109,618  $  (19,013) $   (1,809)
  Adjustments to reconcile to net cash provided by
   operating activities:
    Depreciation and amortization.................     147,397     147,397     149,051     149,051     165,447     154,515
    Deferred income taxes.........................         300         300      19,600      19,600      17,200      20,300
    Amortization of debt discount, deferred
     financing costs and non-cash interest........      60,617      60,617      62,396      62,396      76,038      71,387
    Gains on sales of securities..................      --          --        (119,803)   (119,803)    (18,595)    (18,595)
    Financing fees paid...........................      (5,515)     (5,515)     (3,297)     (3,297)     (6,300)     (6,300)
    Foreign exchange translation (income) loss....        (613)       (613)      7,761       7,761     (15,321)    (15,321)
    Decrease (increase) in accounts receivable,
     net..........................................      25,512      25,512      36,859      36,859      (3,244)    (15,847)
    Increase in supply inventories and prepaid
     expenses.....................................        (515)       (515)     (4,980)     (4,980)     (9,799)     (8,080)
    Increase (decrease) in accounts payable and
     accrued liabilities..........................      (9,671)     (9,671)    (54,064)    (54,064)    (10,298)      4,013
    Decrease in accrued interest..................      (1,409)     (1,409)     (1,553)     (1,553)    (10,320)     (9,963)
    Income taxes, net.............................     (17,983)    (17,983)     81,687      81,687     (20,612)    (20,174)
    Decrease in other liabilities.................      (6,751)     (6,751)    (27,527)    (27,527)     (1,297)     (1,341)
    Other non-cash items..........................      (1,058)     (1,058)       (301)       (301)       (254)       (254)
                                                    ----------  ----------  ----------  ----------  ----------  ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES.........     257,280     257,280     255,447     255,447     143,632     152,531
                                                    ----------  ----------  ----------  ----------  ----------  ----------
Cash Flows from Financing Activities:
  Borrowings......................................     152,047     152,047     185,794     185,794     318,758     318,758
  Payments on debt................................    (653,884)   (653,884)   (506,406)   (506,406) (1,024,684)   (874,348)
  Reducing Revolving Credit Facility..............     287,000     287,000      --          --          --          --
  Borrowing Base Facility.........................      --          --         (39,495)    (39,495)     39,495      39,495
  Contribution to AMI by Holdings.................      --           2,381      --           9,988      --         240,942
  Stock repurchases...............................        (118)     --          (3,170)     --          (1,142)     --
  Issuance of Holdings common stock...............       2,499      --          11,927      --         241,214      --
                                                    ----------  ----------  ----------  ----------  ----------  ----------
NET CASH USED IN FINANCING ACTIVITIES.............    (212,456)   (212,456)   (351,350)   (350,119)   (426,359)   (275,153)
                                                    ----------  ----------  ----------  ----------  ----------  ----------
Cash Flows from Investing Activities:
  Property and equipment additions................    (116,322)   (116,322)    (96,816)    (96,816)   (109,977)   (102,291)
  Disposition of assets...........................      --          --         100,089     100,089     368,730     142,641
  Decrease (increase) in deferred costs...........      (3,956)     (3,956)      4,107       4,107     (15,449)    (14,980)
  Sales of securities.............................      --          --         153,371     153,371      33,420      33,420
  Additions to notes receivable and investments...      (4,969)     (4,969)    (43,531)    (43,531)     (5,683)     (5,683)
  Decrease in notes receivable and investments....      63,758      63,758      33,204      33,204      23,226      22,136
  Advances to New H...............................      --          --          --          --          --          38,035
  Settlement of cost related to acquisition of
   AMI............................................      --          --          --          --         (18,648)    (18,648)
Other.............................................      (9,536)     (9,536)    (14,848)    (14,848)    (31,753)     (9,013)
                                                    ----------  ----------  ----------  ----------  ----------  ----------
NET CASH PROVIDED BY (USED IN) INVESTING
 ACTIVITIES.......................................     (71,025)    (71,025)    135,576     135,576     243,866      85,617
                                                    ----------  ----------  ----------  ----------  ----------  ----------
INCREASE (DECREASE) IN CASH AND SHORT-TERM CASH
 INVESTMENTS......................................     (26,201)    (26,201)     39,673      40,904     (38,861)    (37,005)
Cash and Short-Term Cash Investments, Beginning of
 Period...........................................      70,536      70,536      30,863      29,632      69,724      66,637
                                                    ----------  ----------  ----------  ----------  ----------  ----------
CASH AND SHORT-TERM CASH INVESTMENTS, END OF
 PERIOD...........................................  $   44,335  $   44,335  $   70,536  $   70,536  $   30,863  $   29,632
                                                    ----------  ----------  ----------  ----------  ----------  ----------
                                                    ----------  ----------  ----------  ----------  ----------  ----------

                See Notes to Consolidated Financial Statements.

                AMERICAN MEDICAL HOLDINGS, INC. AND SUBSIDIARIES
             AMERICAN MEDICAL INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                   FOR THE THREE YEARS ENDED AUGUST 31, 1993

                                                                                                                         ADJUSTMENT
                                                                                                                             FOR
                                                                              COMMON STOCK       ADDITIONAL   RETAINED     MINIMUM
                                                                         ----------------------    PAID-IN    EARNINGS     PENSION
                                                                          SHARES      AMOUNT       CAPITAL    (DEFICIT)   LIABILITY
                                                                         ---------  -----------  -----------  ---------  -----------
AMI
Balance, August 31, 1990...............................................     72,481   $     725    $ 326,502   $ (15,262)  $  --
  Contributions from Holdings..........................................     --          --          240,942      --          --
  Net Loss.............................................................     --          --           --          (1,809)     --
                                                                         ---------       -----   -----------  ---------  -----------
Balance, August 31, 1991...............................................     72,481         725      567,444     (17,071)     --
                                                                         ---------       -----   -----------  ---------  -----------
  Contributions from Holdings..........................................     --          --           17,235      --          --
  Net Income...........................................................     --          --           --          99,621      --
                                                                         ---------       -----   -----------  ---------  -----------
Balance, August 31, 1992...............................................     72,481         725      584,679      82,550      --
                                                                         ---------       -----   -----------  ---------  -----------
  Contributions from Holdings..........................................     --          --            2,381      --          --
  Net Income...........................................................     --          --           --          41,538      --
  Adjustment for minimum pension liability.............................     --          --           --          --          (8,000)
                                                                         ---------       -----   -----------  ---------  -----------
Balance, August 31, 1993...............................................     72,481   $     725    $ 587,060   $ 124,088   $  (8,000)
                                                                         ---------       -----   -----------  ---------  -----------
HOLDINGS
  Balance, August 31, 1990.............................................     50,080   $     501    $ 345,172   $ (13,710)  $  --
  Issuance of stock....................................................     25,652         256      240,686      --          --
  Stock options exercised..............................................         39           1          271      --          --
  Stock repurchases....................................................       (156)         (2)      (1,140)     --          --
  Common Stock Subject to Repurchase Obligations.......................     --          --             (844)     --          --
  Net Loss.............................................................     --          --           --         (19,013)     --
                                                                         ---------       -----   -----------  ---------  -----------
Balance, August 31, 1991...............................................     75,615         756      584,145     (32,723)     --
                                                                         ---------       -----   -----------  ---------  -----------
  Issuance of stock....................................................      1,200          12       11,100      --          --
  Stock options exercised..............................................        115           1          814      --          --
  Stock repurchases....................................................       (290)         (3)      (3,167)     --          --
  Common Stock Subject to Repurchase Obligations.......................     --          --            3,105      --          --
  Net Income...........................................................     --          --           --          99,621      --
                                                                         ---------       -----   -----------  ---------  -----------
Balance, August 31, 1992...............................................     76,640         766      595,997      66,898      --
                                                                         ---------       -----   -----------  ---------  -----------
  Issuance of stock....................................................         52      --              497      --          --
  Stock options exercised..............................................        195           2        2,000      --          --
  Stock repurchases....................................................        (14)     --             (118)     --          --
  Common Stock Subject to Repurchase Obligations.......................     --          --           (1,753)     --          --
  Net Income...........................................................     --          --           --          41,538      --
  Adjustment for minimum pension liability.............................     --          --           --          --          (8,000)
                                                                         ---------       -----   -----------  ---------  -----------
Balance, August 31, 1993...............................................     76,873   $     768    $ 596,623   $ 108,436   $  (8,000)
                                                                         ---------       -----   -----------  ---------  -----------
                                                                         ---------       -----   -----------  ---------  -----------

                 See Notes to Consolidated Financial Statements

                AMERICAN MEDICAL HOLDINGS, INC. AND SUBSIDIARIES
             AMERICAN MEDICAL INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    American Medical Holdings, Inc. ("Holdings") was organized in July, 1989 to acquire American Medical International, Inc. ("AMI" and, together with Holdings, the "Company").

    Effective September 1, 1991, Holdings contributed all of the common stock of New H Holdings Corp., a wholly owned subsidiary of Holdings ("New H"), then the owner of the three facilities, to AMI. As a result, AMI's financial statements for periods subsequent to September 1, 1991 are the same as Holdings', except for the components of shareholders' equity and the impact of Holdings' common stock subject to repurchase obligations. In addition, the only difference between Holdings' and AMI's Consolidated Statement of Income for the year ended August 31, 1991, is the results of operations for New H facilities, substantially all of which have been sold, while New H was separate from AMI.

    The accompanying consolidated financial statements include the accounts of Holdings, AMI and all majority owned subsidiary companies and have been prepared in accordance with generally accepted accounting principles. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to prior years' financial statements to be consistent with the fiscal 1993 presentation.

    SHORT-TERM CASH INVESTMENTS

    All highly liquid debt instruments purchased with a maturity of three months or less are considered to be short-term cash investments.

    ACCOUNTS RECEIVABLE

    The Company receives payment for services rendered to patients from (i) the federal and state governments under the Medicare, Medicaid and CHAMPUS programs,
(ii) privately sponsored managed care programs for which payment is made based on terms defined under contracts and (iii) other payors. The following table summarizes the approximate percent of net patient accounts receivable from such payors as of August 31, 1993 and 1992, respectively:

                                                                          1993         1992
                                                                          -----        -----
Government...........................................................         30%          28%
Contracted...........................................................         35           30
Other................................................................         35           42

    Receivables from government agencies represent a concentrated group of credit for the Company however management does not believe that there are any credit risks associated with these governmental agencies. The only other significant credit concentration is with various Blue Cross affiliates. In some states, the local Blue Cross affiliate is believed to be experiencing financial difficulty; however, management does not believe that such difficulties represent a material financial exposure to the Company. The remaining balance of payors including entities and individuals involved in diverse activities, and subject to differing economic conditions, do not represent any concentrated credit risks to the Company. Furthermore, management continually monitors and adjusts its reserves and allowances associated with these receivables.

    SUPPLY INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out) or market.

                AMERICAN MEDICAL HOLDINGS, INC. AND SUBSIDIARIES
             AMERICAN MEDICAL INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    PROPERTY AND MAINTENANCE

    Amounts capitalized as part of land, buildings and equipment, including additions and improvements to existing facilities, are recorded at cost, including interest capitalized during construction which is computed at the cost of funds borrowed.

    Depreciation is recorded on the straight-line method over the estimated useful lives of the buildings and improvements and equipment. The estimated useful lives of the buildings and improvements range from 20 to 25 years and equipment ranges from 5 to 10 years. Upon retirement or disposal of assets, the asset and accumulated depreciation accounts are adjusted accordingly and any gain or loss is reflected in earnings. Maintenance costs and repairs are expensed as incurred.

    COST IN EXCESS OF NET ASSETS ACQUIRED

    The cost in excess of net assets acquired is being amortized over 40 years from the original acquisition date resulting in an annual amortization of approximately $31.9 million. The cumulative amount of cost in excess of net assets acquired amortized at August 31, 1993, 1992 and 1991 is $125.2 million, $93.3 million and $60.9 million, respectively.

    At August 31, 1991, Holdings had a capital loss carryover for financial reporting and tax purposes of $67.1 million, for which a tax benefit was not recognized in the financial statements. A portion of these capital losses were carried back to offset tax capital gains previously recognized on assets sold prior to Holdings' acquisition of AMI. The remaining capital loss carryovers were utilized in fiscal 1992 to offset the tax capital gain attributable to the sales of securities of EPIC Healthcare Group, Inc., and EPIC Holdings, Inc. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, the tax benefit of $23.9 million associated with the capital loss carryover, was credited to cost in excess of net assets acquired.

    INVESTMENTS

    Investments are accounted for under either the equity method or the cost method. Investments accounted for under the cost method are stated at the lower of cost or market in the accompanying financial statements.

    DEFERRED COSTS

    Deferred financing costs are amortized by the interest method over the term of the expected life of the debt. Costs incurred prior to the opening of new facilities and costs incurred in the development of data processing systems are deferred and amortized on a straight-line basis over a two to five-year period.

    INCOME TAXES

    Effective September 1, 1991, the Company adopted the provisions of SFAS No. 109 for accounting for income taxes. Since the Company had previously adopted the provisions of SFAS No. 96, the implementation of SFAS No. 109 did not have a material effect on the Company's results of operations. The implementation of SFAS No. 109 resulted in an increase in the Company's current income tax receivable of approximately $56.8 million as of September 1, 1991 which correspondingly increased the deferred income tax liability.

    NET REVENUES

    Revenues are presented net of reserves to recognize the difference between the established rates for covered services and the amount paid by third party or private payors. Patient revenues received under government and privately sponsored insurance programs are based on cost as defined under the programs or at predetermined rates based upon the diagnosis, plus capital costs, return on equity and

                AMERICAN MEDICAL HOLDINGS, INC. AND SUBSIDIARIES
             AMERICAN MEDICAL INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
other adjustments rather than customary charges. Adjustments are recorded based on estimated amounts and contract interpretations. Such adjustments are generally subject to final audit and settlement. Net revenues include adjustments for the years ended August 31, 1993, 1992 and 1991 of $1.9 billion, $1.8 billion and $1.7 billion, respectively, for Holdings. Revenue adjustments for AMI for the years ended August 31, 1993, 1992 and 1991 were $1.9 billion, $1.8 billion and $1.5 billion, respectively. In management's opinion, the reserves established are adequate to cover the ultimate liabilities that may result from final settlements.

    Healthcare services provided to individuals which were determined to be services free of charge are defined as charity care. In accordance with the AICPA Industry Audit Guide, these services have not been recognized as receivables or revenues in the financial statements since they were never expected to result in cash flows.

    CONTRACTUAL PROGRAMS

    Net revenues from government programs represented 38%, 37%, and 32% of total net revenues for the years ended August 31, 1993, 1992 and 1991, respectively. In addition the Company has net revenues from other contracted business which represented 26%, 24% and 21% of total net revenues for the years ended August 31, 1993, 1992 and 1991, respectively.

    TRANSLATION OF FOREIGN CURRENCIES

    Revaluation gains or losses on assets and liabilities denominated in currencies other than the functional currency are included in the determination of income. Revaluation losses for debt denominated in foreign currencies for the year ended August 31, 1992 totaled $7.8 million and revaluation gains for the year ended August 31, 1991 totaled $15.3 million.

    As of September 1, 1992, substantially all of the Company's foreign denominated debt obligations have been redeemed or the Company has entered into swap agreements that hedge against any future fluctuations and, therefore, eliminated any future revaluation gains or losses associated with the applicable debt obligations (See Note 3).

2.  ACQUISITIONS AND DISPOSITIONS

    1993

    Effective January 1, 1993, the Company merged the operations of AMI's Tarzana Regional Medical Center with the operations of HealthTrust, Inc. -- The Hospital Company's ("HealthTrust") Encino Hospital. AMI owns 75% of the combined hospital operations and therefore the results of operations for the hospitals are fully consolidated with the results of operations of Holdings and AMI for periods subsequent to January 1, 1993.

    1992

    During fiscal 1992, the Company sold four domestic acute care hospitals for aggregate cash proceeds of approximately $100.1 million. These assets were valued at their respective sales prices, and therefore, no gains or losses were recognized from these sales in fiscal 1992.

    In October 1991, AMI completed the sale of $89.3 million principal amount of Zero Coupon Notes Due 2001, issued to AMI by EPIC Healthcare Group, Inc. for a pre-tax gain of $9.1 million. This transaction completed the sale of all notes issued by EPIC Healthcare Group, Inc. to AMI in September 1988 as partial consideration for AMI's sale of certain hospitals. In March 1992 AMI also completed the sale of its investment in EPIC Holdings, Inc. Class A and Class B Preferred Stock for aggregate cash proceeds of $130 million. The sale of the EPIC Holdings, Inc. Class A and Class B Preferred Stock resulted in a pre-tax gain of $110.7 million. The total pre-tax gain from these

                AMERICAN MEDICAL HOLDINGS, INC. AND SUBSIDIARIES
             AMERICAN MEDICAL INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. ACQUISITIONS AND DISPOSITIONS (CONTINUED) transactions was $119.8 million ($80.7 million, net of tax). Additionally, AMI exercised warrants and exchanged its EPIC Healthcare Group, Inc. Class C
Preferred Stock to obtain 22% of the fully diluted common stock of EPIC Holdings, Inc. (See Note 4). No gain or loss was recorded on the exchange of the EPIC Healthcare Group, Inc. securities.

    1991

    During fiscal 1991, the Company sold nine domestic acute care hospitals, three psychiatric hospitals, one hospital in Spain, its health maintenance organization, its 50% ownership of an international acute care hospital and certain other assets for aggregate cash proceeds of approximately $316 million. Eight domestic acute care and all of the psychiatric hospitals sold were New H facilities. No gain or loss was recorded on these transactions due to the book value of these facilities being adjusted to reflect the fair market value of these assets at October 31, 1989.

    In November 1990, the Company sold improvements made by AMI or New H on facilities owned by American Health Properties, Inc. ("AHP"), a real estate investment trust, to AHP for aggregate consideration of $29.5 million in cash. During April 1991, the Company completed the sale and leaseback of Irvine Medical Center to AHP. AMI received $75 million for the real estate and buildings and will continue to manage the hospital and own all equipment. AMI will lease the facility for an initial term of 13 years with options to renew for up to an additional 15 years. As a result of these sales and subsequent leaseback, the minimum lease expense increased by approximately $13.7 million per year.

    In July 1991, the Company completed the sale of $67.9 million principal amount of EPIC Healthcare Group, Inc. Junior Subordinated Pay-in-Kind Notes Due 2003 for a pre-tax gain of $18.6 million, $11.9 million net of tax.

                AMERICAN MEDICAL HOLDINGS, INC. AND SUBSIDIARIES
             AMERICAN MEDICAL INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.  DEBT

    LONG-TERM DEBT

    Long-term debt at August 31, 1993 and 1992 is summarized as follows (in thousands):

                                                                   1993                          1992
                                                       ----------------------------  ----------------------------
                                                         HOLDINGS          AMI         HOLDINGS          AMI
                                                       -------------  -------------  -------------  -------------
Reducing Revolving Credit Facility, 4.8% at August
 31, 1993............................................  $     287,000  $     287,000  $    --        $    --
Senior debt, 11 1/4% to 11 3/8% at August 31,1993,
 net of unamortized discount at August 31, 1993 of
 $10.7 million and due from 1993 through 2015........        125,854        125,854        257,070        257,070
11% Senior Notes, due 2000...........................        100,000        100,000        100,000        100,000
6 1/2% and 6 3/4% Swiss franc/dollar dual currency
 senior notes due 1997, $111.2 million face value,
 net of $22.5 million unamortized discount at August
 31, 1993............................................         88,705         88,705         87,306         87,306
11 1/4% Senior notes due 1995, L37 million face
 value, net of $2.6 million unamortized discount at
 August 31, 1993.....................................         60,084         60,084         58,548         58,548
5% Swiss franc bonds due 1996, SFr.78 million face
 value, net of $7.9 million unamortized discount at
 August 31, 1993.....................................         44,537         44,537         42,022         42,022
Zero Coupon Guaranteed Bonds due 1997 and 2002,
 $179.3 million face value, net of $94.8 million
 unamortized discount at August 31, 1993.............         84,577         84,577         74,375         74,375
9 1/2% Senior Subordinated Notes, due 2006...........        150,000        150,000       --             --
13 1/2% Senior Subordinated Notes, due 2001..........        193,790        193,790        210,000        210,000
15% Junior Subordinated Discount Debentures, due
 2005................................................        104,485        104,485        172,312        172,312
Notes, and capital lease obligations (notes secured
 by trust deeds on real property with an aggregate
 net book value of approximately $125.4 million at
 August 31, 1993) with varying maturities through
 2014 with interest at an average rate of 9.7%.......         85,464         85,464        103,069        103,069
Debt to Finance Acquisition:
  Senior Term Facilities.............................       --             --              274,334        274,334
  Deferred Refinancing Facility......................       --             --               84,666         84,666
                                                       -------------  -------------  -------------  -------------
                                                           1,324,496      1,324,496      1,463,702      1,463,702
Less -- current maturities...........................         40,831         40,831        130,279        130,279
                                                       -------------  -------------  -------------  -------------
                                                       $   1,283,665  $   1,283,665  $   1,333,423  $   1,333,423
                                                       -------------  -------------  -------------  -------------
                                                       -------------  -------------  -------------  -------------

    In August 1993, AMI refinanced its existing bank credit facility with a $600 million reducing revolving credit facility (the "Reducing Revolving Credit Facility"). Initial proceeds of $305 million were drawn under the Reducing Revolving Credit Facility to repay amounts outstanding under the Senior Term Facilities and the Deferred Refinancing Facility. AMI may borrow up to, and have

                AMERICAN MEDICAL HOLDINGS, INC. AND SUBSIDIARIES
             AMERICAN MEDICAL INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.  DEBT (CONTINUED)
outstanding thereunder, $600 million until December 1995, at which time such amount reduces on a quarterly basis through September 1997 to $300 million, with the remaining amounts outstanding thereunder becoming due and payable in September 1998. In addition, $35.5 million in letters of credit were issued thereunder. Amounts outstanding under the Reducing Revolving Credit Facility accrue interest, at the option of AMI, at (i) adjusted LIBOR plus 1.5% (subject to reduction upon the satisfaction of certain conditions) or (ii) at the alternative base rate specified for the Reducing Revolving Credit Facility.

    During fiscal 1993, the Company issued $150 million principal amount of 9 1/2% Senior Subordinated Notes Due 2006. The net proceeds from the issuance of the 9 1/2% Senior Subordinated Notes Due 2006 were used to repurchase a portion of the 13 1/2% Senior Subordinated Notes Due 2001, a portion of the 15% Junior Subordinated Discount Debentures Due 2005 and certain other indebtedness with an aggregate principal amount of $121 million (See Note 12). Additionally, the Company redeemed $49.8 million of certain other indebtedness with cash from operations.

    In August 1993, the remaining principal amount of the 6 3/4% Swiss franc/dollar dual currency senior notes due 1997 were called for redemption on November 18, 1993. The redemption price of $28 million will be financed by borrowings under the Reducing Revolving Credit Facility (See Note 12).

    On October 17, 1991 AMI completed a public offering of $100 million principal amount of 11% Senior Notes Due 2000 ("11% Senior Notes"). The net proceeds from the 11% Senior Notes, along with a portion of the proceeds from the sale of AMI's investment in EPIC Holdings, Inc. Class A and Class B Preferred Stock (See Note 2) were used to repurchase or redeem $159.0 million of senior indebtedness and $55.4 million of the 9 7/8% unsecured loan stock due 2011 (See Note 12).

    AMI has entered into swap agreements which hedge any foreign currency gains or losses on the L37 million senior notes, face amount $62.7 million, and the SFr.78 million bonds, face amount $52.4 million. At August 31, 1993 no loss would be recognized if the counter parties to these swap agreements failed to perform their obligations.

    The terms of certain of the Company's indebtedness, impose significant operating and financial restrictions requiring the Company to maintain certain financial ratios and restrict the Company's ability to incur additional indebtedness and enter into leases and guarantees of debt; to make loans and investments; to pay dividends or repurchase shares of stock; to repurchase, retire or refinance indebtedness prior to maturity, make capital expenditures; and to purchase or sell assets. Subject to compliance with terms of its indebtedness, the Company may (i) incur additional indebtedness for various purposes, including certain acquisitions and general corporate purposes, and
(ii)  to make capital expenditures in specified amounts ($225 million for fiscal
1994). Additionally, the Company is authorized to use up to $150 million for acquisitions in fiscal 1994. The Company has pledged the capital stock of certain direct (first tier) subsidiaries and certain patient receivables as security for the Company's obligations under the Reducing Revolving Credit Facility and certain other senior indebtedness. Management believes that the Company is currently in compliance with all material covenants and restrictions contained in all financing agreements.

    As of August 31, 1993 the maturities of long-term debt, including capital lease obligations, for the five years ending August 31, 1998 will be $40.8 million in fiscal 1994, $155.1 million in fiscal 1995, $55.9 million in fiscal 1996, $178.3 million in fiscal 1997 and $2.1 million in fiscal 1998.

                AMERICAN MEDICAL HOLDINGS, INC. AND SUBSIDIARIES
             AMERICAN MEDICAL INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.  DEBT (CONTINUED)
    CONVERTIBLE SUBORDINATED DEBT

    Convertible subordinated debt at August 31, 1993 and 1992 is summarized as follows:

                                                                   1993                  1992
                                                           --------------------  --------------------
                                                           HOLDINGS      AMI     HOLDINGS      AMI
                                                           ---------  ---------  ---------  ---------
9 1/2% Convertible Subordinated Debentures, Due 2001.....  $   3,280  $   3,280  $   3,188  $   3,188
8 1/4% Convertible Subordinated Debentures, Due 2008.....      7,207      7,207      7,115      7,115
                                                           ---------  ---------  ---------  ---------
                                                           $  10,487  $  10,487  $  10,303  $  10,303
                                                           ---------  ---------  ---------  ---------
                                                           ---------  ---------  ---------  ---------

    The 9 1/2% Convertible Subordinated Debentures Due 2001 are convertible at $24.38 per share into 209,639 shares of Holdings' common stock at August 31, 1993, net of unamortized discount of $1.8 million. The 8 1/4% Convertible Subordinated Debentures Due 2008 are convertible at $40.00 per share into 361,400 shares of Holdings' common stock at August 31, 1993 net of unamortized discount of $7.2 million.

    Convertible subordinated debentures are unsecured obligations of the Company and are redeemable at declining premiums prior to their respective payment dates.

4.  FAIR VALUE OF FINANCIAL INSTRUMENTS
    The following methods and assumptions were used in determining the fair value of financial instruments:

CASH AND SHORT-TERM CASH INVESTMENTS

    The carrying value of cash and short-term cash investments approximates fair value due to the short-term nature of these instruments. As of August 31, 1993, the aggregate carrying value of cash and short-term investments was $44.3 million.

INVESTMENTS

    The Company holds an investment in common stock of EPIC Holdings, Inc. The carrying value of the common stock, which is not publicly traded is $.7 million as of August 31, 1993. It is not practicable to estimate the fair value of the Company's investment due to the changing environment in the marketplace with respect to the healthcare industry and the securities not being traded on a recognized market. EPIC Holdings, Inc. had a net deficit in equity at September 30, 1992, of $58.4 million, and for the twelve months ended September 30, 1992 had a net loss before extraordinary item of $23.8 million, and a net loss applicable to common shares of $36.2 million. As of June 30, 1993, EPIC Holdings, Inc.'s net deficit in equity was $70.1 million. For the nine months ended June 30, 1993 EPIC Holdings, Inc. had a net loss before extraordinary item of $16.8 million, and a net loss applicable to common shares of $32.3 million.

    The Company has various other investments for which the determination of the fair value is not practicable. The carrying value of such investments is $27.3 million as of August 31, 1993.

LONG-TERM DEBT

    Fair values of publicly traded notes have been determined using the quoted market prices at August 31, 1993. The fair value of certain non-publicly traded notes is based on cash flows discounted using interest rates found on comparable traded securities. The aggregate carrying value of long-term debt at August 31, 1993, of $1.30 billion had an estimated fair value of $1.49 billion.

                AMERICAN MEDICAL HOLDINGS, INC. AND SUBSIDIARIES
             AMERICAN MEDICAL INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.  RETIREMENT PLANS
    The Company has a defined benefit pension plan covering substantially all of the Company's employees. The benefits are based on years of service and the employee's base compensation as defined in the plan. The Company's policy is to fund pension costs accrued within the limits allowed under federal income tax regulations. Contributions are intended to provide not only for benefits attributed to credited service to date, but also for those expected to be earned in the future.

    In accordance with SFAS No. 87, the Company has recorded an adjustment, as shown in the following tables, to recognize a minimum pension liability.

    The following table sets forth the funded status of the plan and amounts recognized in the consolidated financial statements as of August 31, 1993 and 1992 (in thousands):

                                                                         1993         1992
                                                                      -----------  -----------
Actuarial present value of accumulated benefit obligation:
  Vested............................................................  $   147,600  $   115,800
                                                                      -----------  -----------
  Accumulated.......................................................  $   155,100  $   122,000
                                                                      -----------  -----------
  Projected benefit obligation......................................  $   170,500  $   138,300
  Plan assets at fair value, primarily listed stock and corporate
   bonds............................................................     (133,000)    (104,800)
                                                                      -----------  -----------
  Projected benefit obligation in excess of plan assets.............       37,500       33,500
  Unrecognized net loss.............................................      (25,900)     (14,200)
  Adjustment for minimum pension liability..........................       10,500      --
                                                                      -----------  -----------
  Pension liability.................................................  $    22,100  $    19,300
                                                                      -----------  -----------
                                                                      -----------  -----------

Net pension cost includes the following components (in thousands):

                                                             FOR THE YEAR ENDED AUGUST 31,
                                           ------------------------------------------------------------------
                                                    1993                   1992                  1991
                                           ----------------------  --------------------  --------------------
                                            HOLDINGS      AMI      HOLDINGS      AMI     HOLDINGS      AMI
                                           ----------  ----------  ---------  ---------  ---------  ---------
Service cost -- benefits earned during
 the period..............................  $    6,800  $    6,800  $   7,600  $   7,600  $   7,400  $   6,700
Interest cost on projected benefit
 obligation..............................      12,200      12,200     10,000     10,000     10,800      9,800
Actual return on plan assets.............     (18,500)    (16,000)    (4,500)    (4,500)    (8,000)    (7,200)
Net amortization and deferral............       7,000       4,600     (7,100)    (7,100)      (800)      (700)
                                           ----------  ----------  ---------  ---------  ---------  ---------
Net periodic pension cost................  $    7,500  $    7,600  $   6,000  $   6,000  $   9,400  $   8,600
                                           ----------  ----------  ---------  ---------  ---------  ---------
                                           ----------  ----------  ---------  ---------  ---------  ---------

    In addition, the Company has a nonfunded supplemental defined benefit retirement plan for Company executives ("SERP").

                AMERICAN MEDICAL HOLDINGS, INC. AND SUBSIDIARIES
             AMERICAN MEDICAL INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.  RETIREMENT PLANS (CONTINUED)
    The following table sets forth the amounts recognized for the nonfunded SERP in the consolidated financial statements as of August 31, 1993 and 1992 (in thousands):

                                                                                     1993       1992
                                                                                   ---------  ---------
Actuarial present value of accumulated benefit obligation:
  Vested.........................................................................  $  43,000  $  43,500
                                                                                   ---------  ---------
                                                                                   ---------  ---------
  Accumulated....................................................................  $  43,900  $  43,800
                                                                                   ---------  ---------
                                                                                   ---------  ---------
  Projected benefit obligation (unfunded)........................................  $  49,700  $  45,600
  Unrecognized net gain (loss)...................................................       (900)       600
  Unrecognized transition costs..................................................       (300)      (300)
  Unrecognized prior service costs...............................................        200        200
  Adjustment for minimum pension liability.......................................      2,900     --
                                                                                   ---------  ---------
  SERP liability.................................................................  $  51,600  $  46,100
                                                                                   ---------  ---------
                                                                                   ---------  ---------

    Net SERP cost for the years ended August 31, 1993, 1992 and 1991 includes the following components (in thousands):

                                                                FOR THE YEAR ENDED AUGUST 31,
                                                     ----------------------------------------------------
                                                           1993              1992              1991
                                                     ----------------  ----------------  ----------------
                                                     HOLDINGS   AMI    HOLDINGS   AMI    HOLDINGS   AMI
                                                     --------  ------  --------  ------  --------  ------
Service cost -- benefits earned during the
 period............................................  $   900   $  900  $   100   $  100  $   300   $  300
Interest costs on projected benefit obligation.....    3,600    3,600    3,700    3,700    3,900    3,900
Net amortization and deferral......................     (300 )   (300)    (100 )   (100)    (100 )   (100)
                                                     --------  ------  --------  ------  --------  ------
Net periodic SERP cost.............................  $ 4,200   $4,200  $ 3,700   $3,700  $ 4,100   $4,100
                                                     --------  ------  --------  ------  --------  ------
                                                     --------  ------  --------  ------  --------  ------

    The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation for the SERP and the pension plan approximated 7.5% and 9% for the years ended August 31, 1993 and 1992, respectively. The rate of increase in future compensation levels was 5% for the SERP and 3.5% for the pension plan in fiscal 1993. The rate of increase in future compensation levels was 8% for the SERP and 5% for the pension plans in fiscal 1992 and 1991. The expected long-term rate of return on assets was 10% and 10.5% for the years ended August 31, 1993 and 1992, respectively for the pension plan.

    The Company also has a tax deferred savings plan. Expenses relating to this plan were $7.3 million, $5.6 million and $6.2 million for the years ended August 31, 1993, 1992 and 1991, respectively for Holdings and AMI.

    In December 1990, the Financial Accounting Standards Board adopted SFAS No. 106 which establishes Employer's Accounting for Post-Retirement Benefits Other Than Pensions. This statement requires the recognition of a liability for post-retirement benefits on an accrual basis rather than on a cash basis. The Company does not provide any post-retirement healthcare and life insurance benefits to retired employees, and therefore SFAS No. 106 will have no impact on the Company's results of operations.

6.  PROFESSIONAL LIABILITY RISKS
    As is typical in the healthcare industry, the Company is subject to claims and legal actions by patients in the ordinary course of business. The Company self-insures the professional and general

                AMERICAN MEDICAL HOLDINGS, INC. AND SUBSIDIARIES
             AMERICAN MEDICAL INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.  PROFESSIONAL LIABILITY RISKS (CONTINUED)

liability claims for nine of its hospitals up to $500,000 per occurrence and for 25 of its hospitals up to $3 million per occurrence. Prior to June, 1993 the self-insured retention for these 25 hospitals was $5 million per occurrence. Coverage for professional and general liability claims for the Company's two remaining hospitals is maintained with outside insurance carriers.

    The Company owns a 35% equity interest in an insurance company which insures excess professional and general liability risks for those hospitals which are self-insured. The excess coverage provided by this insurance company is limited to $25 million per claim. The Company purchases additional excess insurance from a commercial carrier. For the period from January 1986 to February 1991 the Company had no excess coverage for the majority of its hospitals. However, in March 1991 the Company purchased prior acts coverage which substantially reduces the uninsured liability for this period. For the years ended August 31, 1993, 1992 and 1991 the Company paid $5.0 million, $4.6 million and $3.1 million, respectively in premiums to this insurance company. In fiscal 1993, 1992 and 1991 the Company received distributions of prior year premiums of $2.4 million, $3.8 million and $3.6 million, respectively from the insurance company. The Company also received dividends of $2.7 million, $4.7 million and $3.9 million from this insurance company in fiscal years 1993, 1992 and 1991, respectively.

    The Company maintains an unfunded reserve for its professional liability risks which is based, in part, on actuarial estimates calculated and evaluated by an independent actuary. Actual hospital professional and general liability costs for a particular period are not normally known for several years after the period has ended. The delay in determining the actual cost associated with a particular period is due to the time between the occurrence of an incident, the reporting thereof and the settlement of related claims. Because of this delay in payment, reserves for losses and related expenses, using expected loss reporting patterns determined in conjunction with the actuary, are discounted using a rate of 9% to their present value. Adjustments to the total reserves determined in conjunction with the actuary on an annual basis are recorded by the Company as an increase or decrease in the current year's earnings.

    In connection with the sale of domestic hospitals, the Company retained all professional and general liability exposure arising prior to the respective dates of sale.

    In addition, the Company paid $1.9 million, $2.0 million and $2.5 million to other outside insurers for the years ended August 31, 1993, 1992 and 1991, respectively.

    For the fiscal years ended August 31, 1993, 1992 and 1991, Holdings recorded self insurance expense of $24.7 million, $13.5 million and $28.2 million, respectively. For the fiscal years ended August 31, 1993, 1992 and 1991, AMI recorded self insurance expense of $24.7 million, $13.5 million and $24.5 million, respectively.

    As of August 31, 1993 and 1992, the unfunded reserve for self insurance was $117.6 million and $117.2 million, respectively, of which $17.0 million in fiscal 1993 and 1992 is included in current liabilities. For the fiscal years ended August 31, 1993, 1992 and 1991, payments for claims and expenses totaled $24.3 million, $17.1 million and $25.3 million, respectively.

7.  COMMITMENTS AND CONTINGENCIES
    The   Company  has  guaranteed  long-term  debt  and  lease  obligations  of unconsolidated subsidiaries and affiliates aggregating $35.5 million at August 31, 1993.

    The Company leases six acute care facilities, certain office space, office equipment and medical equipment. The future minimum lease payments under all operating leases for 1994, 1995, 1996,

                AMERICAN MEDICAL HOLDINGS, INC. AND SUBSIDIARIES
             AMERICAN MEDICAL INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.  COMMITMENTS AND CONTINGENCIES (CONTINUED)
1997, 1998 and thereafter are $67.9 million, $62.5 million, $52.7 million, $48.1 million and $45.2 million, respectively. In addition, the Company incurs certain additional rents (contingency rents) based on a percentage of the increase in net revenues. These additional rents were $6.4 million, $5.7 million and $6.6 million for the years ended August 31, 1993, 1992 and 1991, respectively.

    The Company had approximately $22.5 million of construction commitments outstanding for renovations at August 31, 1993.

    LEGAL PROCEEDINGS

    Holdings and AMI are subject to claims and suits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of all pending legal proceedings will not have a material adverse effect on the business or financial condition of Holdings or AMI.

8.  COMMON STOCK SUBJECT TO REPURCHASE OBLIGATIONS
    Certain executive officers of AMI purchased shares of Holdings' common stock and in connection therewith were granted options to purchase additional shares of common stock. Under certain circumstances, these purchasers have the right to sell such shares to the Company at market value ($14.00 per share as of August 31, 1993) and therefore, such shares are classified separately from shareholders' equity at their repurchase price. As of August 31, 1993, 1992 and 1991, 431,858, 445,976 and 768,623 shares, respectively, of common stock were subject to repurchase obligations. These shares are subject to restrictions on transferability and Holdings generally has the right to repurchase such shares under certain circumstances.

9.  CAPITAL STOCK
    COMMON STOCK

    Holdings is the owner of all the outstanding shares of common stock of AMI. As of August 31, 1993, 72,481,000 shares of AMI common stock were outstanding.

    OPTION PLANS

    The Company maintains two stock option plans, the Nonqualified Employee Stock Option Plan (the "Option Plan") and the Nonqualified Performance Stock Option Plan for Key Employees (the "Key Employees Plan"), pursuant to which employees and, in the case of the Key Employees Plan, key employees, of Holdings and its subsidiaries are eligible to receive stock options to purchase shares of common stock.

    The table below summarizes the transactions in the Company's stock option plans for the years ended August 31, 1993, 1992 and 1991 (shares of common stock):

                                                                    1993         1992         1991
                                                                 -----------  -----------  -----------
Outstanding at beginning of period.............................    3,179,317    3,450,246    1,863,690
Granted........................................................      525,696      565,000    2,149,194
Exercised ($7.03 to $9.75 per share in 1993, $7.03 per share in
 1992 and 1991)................................................     (192,548)    (114,849)     (38,568)
Canceled or expired............................................     (169,782)    (721,080)    (524,070)
                                                                 -----------  -----------  -----------
Outstanding at end of period...................................    3,342,683    3,179,317    3,450,246
                                                                 -----------  -----------  -----------
                                                                 -----------  -----------  -----------
Exercisable at end of period...................................    1,280,513      908,999      476,782
                                                                 -----------  -----------  -----------
                                                                 -----------  -----------  -----------

    The Key Employees Plan generally provides options that are exercisable at prices ranging from $7.03 to $9.75 per share, vest over a period of five to ten years based on the attainment of specified

                AMERICAN MEDICAL HOLDINGS, INC. AND SUBSIDIARIES
             AMERICAN MEDICAL INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.  CAPITAL STOCK (CONTINUED)
performance goals and expire ten years from the date of grant. The Option Plan generally provides options that are exercisable at prices ranging from $7.03 to $9.75 per share, vest over a period of five years and expire ten years from the date of grant.

    EMPLOYEE STOCK PURCHASE PLAN

    In January 1993 the Company adopted an Employee Stock Purchase Plan (the "Plan"). The purpose of the Plan is to provide an incentive for employees of the Company to own Holdings' common stock. The Company has reserved 2,300,000 shares of Holdings' common stock for the plan. The plan allows eligible employees to contribute up to 10% of their base earnings to purchase Holdings' common stock quarterly, through payroll deductions, at 85% of the lower of the closing price on the first or last day of the Plan quarter.

10. INTEREST EXPENSE, NET
    Interest expense, net consisted of the following (in thousands):

                                                                   FOR THE YEAR ENDED AUGUST 31,
                                            ----------------------------------------------------------------------------
                                                      1993                      1992                      1991
                                            ------------------------  ------------------------  ------------------------
                                             HOLDINGS        AMI       HOLDINGS        AMI       HOLDINGS        AMI
                                            -----------  -----------  -----------  -----------  -----------  -----------
Interest costs............................  $   121,279  $   121,279  $   154,708  $   154,708  $   261,270  $   225,477
Amortization of debt discount and deferred
 financing costs and non-cash interest....       60,617       60,617       62,396       62,396       76,038       71,387
Interest costs capitalized................       (1,418)      (1,418)      (2,560)      (2,560)      (6,928)      (6,928)
                                            -----------  -----------  -----------  -----------  -----------  -----------
                                                180,478      180,478      214,544      214,544      330,380      289,936
Interest income...........................      (13,896)     (13,896)      (9,988)      (9,988)     (20,192)     (20,037)
                                            -----------  -----------  -----------  -----------  -----------  -----------
Interest expense, net.....................  $   166,582  $   166,582  $   204,556  $   204,556  $   310,188  $   269,899
                                            -----------  -----------  -----------  -----------  -----------  -----------
                                            -----------  -----------  -----------  -----------  -----------  -----------

                AMERICAN MEDICAL HOLDINGS, INC. AND SUBSIDIARIES
             AMERICAN MEDICAL INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. INCOME TAXES
    (Provisions) benefits for income taxes, excluding the tax effect of minority equity interest and the extraordinary item, consisted of the following (in thousands):

                                                                                 FEDERAL      STATE      TOTAL
                                                                                ----------  ---------  ----------
Holdings:
  1993
    Current (including current portion of deferred)...........................  $  (58,600) $  (9,900) $  (68,500)
    Deferred..................................................................        (400)       100        (300)
                                                                                ----------  ---------  ----------
                                                                                $  (59,000) $  (9,800) $  (68,800)
                                                                                ----------  ---------  ----------
                                                                                ----------  ---------  ----------
  1992
    Current (including current portion of deferred)...........................  $  (50,100) $  (8,200) $  (58,300)
    Deferred..................................................................     (18,700)      (900)    (19,600)
                                                                                ----------  ---------  ----------
                                                                                $  (68,800) $  (9,100) $  (77,900)
                                                                                ----------  ---------  ----------
                                                                                ----------  ---------  ----------
  1991
    Current...................................................................  $   (2,300) $  (1,300) $   (3,600)
    Deferred..................................................................     (13,900)    (3,300)    (17,200)
                                                                                ----------  ---------  ----------
                                                                                $  (16,200) $  (4,600) $  (20,800)
                                                                                ----------  ---------  ----------
                                                                                ----------  ---------  ----------
AMI:
  1993
    Current (including current portion of deferred)...........................  $  (58,600) $  (9,900) $  (68,500)
    Deferred..................................................................        (400)       100        (300)
                                                                                ----------  ---------  ----------
                                                                                $  (59,000) $  (9,800) $  (68,800)
                                                                                ----------  ---------  ----------
                                                                                ----------  ---------  ----------
  1992
    Current (including current portion of deferred)...........................  $  (50,100) $  (8,200) $  (58,300)
    Deferred..................................................................     (18,700)      (900)    (19,600)
                                                                                ----------  ---------  ----------
                                                                                $  (68,800) $  (9,100) $  (77,900)
                                                                                ----------  ---------  ----------
                                                                                ----------  ---------  ----------
  1991
    Current...................................................................  $   (8,700) $  (1,300) $  (10,000)
    Deferred..................................................................     (16,300)    (4,000)    (20,300)
                                                                                ----------  ---------  ----------
                                                                                $  (25,000) $  (5,300) $  (30,300)
                                                                                ----------  ---------  ----------
                                                                                ----------  ---------  ----------

                AMERICAN MEDICAL HOLDINGS, INC. AND SUBSIDIARIES
             AMERICAN MEDICAL INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. INCOME TAXES (CONTINUED)
    The approximate tax effect of each type of temporary difference that gives rise to a significant portion of deferred tax liabilities and deferred tax assets as of August 31, 1993 and 1992 are as follows (in thousands):

                                                                                             1993         1992
                                                                                          -----------  -----------
Deferred tax liabilities:
  Property, plant and equipment.........................................................  $   278,700  $   281,700
  Change in accounting method...........................................................       20,000       27,400
  Debt discounts and deferred loan costs................................................       10,400       14,100
  Other, net............................................................................       59,951       46,402
                                                                                          -----------  -----------
    Total deferred tax liabilities......................................................      369,051      369,602
                                                                                          -----------  -----------
Deferred tax assets:
  Self-insurance reserves...............................................................       54,300       53,000
  Other deferred expenses...............................................................       20,900       23,200
  Deferred gains and losses.............................................................       26,400       26,700
  Bad debt reserves.....................................................................        4,600        4,200
  Deferred compensation.................................................................       46,800       42,300
  Other, net............................................................................       43,000       43,900
                                                                                          -----------  -----------
    Total deferred tax assets...........................................................      196,000      193,300
                                                                                          -----------  -----------
      Net deferred tax liability........................................................  $   173,051  $   176,302
                                                                                          -----------  -----------
                                                                                          -----------  -----------

    The net deferred tax liability recognized in the consolidated financial statements as of August 31, 1993 and 1992 are as follows (in thousands):

                                                                                             1993         1992
                                                                                          -----------  -----------
Current asset (included in other current assets)........................................  $   (38,400) $   (42,900)
Noncurrent liability....................................................................      211,451      219,202
                                                                                          -----------  -----------
    Net deferred tax liability..........................................................  $   173,051  $   176,302
                                                                                          -----------  -----------
                                                                                          -----------  -----------

    In August, 1993, the Revenue Reconciliation Act of 1993 was enacted. Among other tax law changes, such law increased the corporate income tax rate from 34% to 35% effective for the period beginning on or after January 1, 1993. For the year ended August 31, 1993, the federal statutory tax rate for the Company is the blended tax rate of 34.67%.

                AMERICAN MEDICAL HOLDINGS, INC. AND SUBSIDIARIES
             AMERICAN MEDICAL INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. INCOME TAXES (CONTINUED)
    The consolidated effective tax provision differed from that using the federal statutory rate as follows (in thousands):

                                                            FOR THE YEAR ENDED AUGUST 31,
                                      --------------------------------------------------------------------------
                                                1993                      1992                     1991
                                      ------------------------  ------------------------  ----------------------
                                       HOLDINGS        AMI       HOLDINGS        AMI       HOLDINGS      AMI
                                      -----------  -----------  -----------  -----------  ----------  ----------
Income before taxes, minority equity
 interest and extraordinary loss....  $   139,539  $   139,539  $   188,836  $   188,836  $    3,172  $   29,876
                                      -----------  -----------  -----------  -----------  ----------  ----------
                                      -----------  -----------  -----------  -----------  ----------  ----------
Provision calculated using federal
 statutory rate.....................  $   (48,400) $   (48,400) $   (64,200) $   (64,200) $   (1,100) $  (10,200)
Amortization of goodwill............      (11,100)     (11,100)     (11,000)     (11,000)    (11,500)    (11,500)
State income tax provision (net of
 federal income tax benefit)........       (5,500)      (5,500)      (6,000)      (6,000)     (3,100)     (3,500)
Impact on deferred taxes of federal
 tax rate change....................       (4,000)      (4,000)          --           --          --          --
  Other, net........................          200          200        3,300        3,300      (5,100)     (5,100)
                                      -----------  -----------  -----------  -----------  ----------  ----------
Provision for income taxes..........  $   (68,800) $   (68,800) $   (77,900) $   (77,900) $  (20,800) $  (30,300)
                                      -----------  -----------  -----------  -----------  ----------  ----------
                                      -----------  -----------  -----------  -----------  ----------  ----------

    Holdings had operating loss and capital loss carryforwards for tax purposes of $42 million and $9 million, respectively, for which deferred tax benefits have been recognized in the financial statements. The operating loss and capital loss carryforwards have been utilized against net income and capital gains arising in fiscal year 1992.

    In addition, Holdings had a capital loss carryover for financial reporting and tax purposes of $67.1 million, for which a tax benefit had not been recognized in the financial statements. This capital loss carryover has been fully utilized against capital gains arising in fiscal year 1992 and against capital gains on assets sold prior to the acquisition of AMI. The tax benefit associated with the capital loss carryover has been credited to cost in excess of net assets acquired in accordance with SFAS No. 109.

12. EXTRAORDINARY LOSSES ON EARLY EXTINGUISHMENT OF DEBT
    During fiscal 1993, AMI repurchased or redeemed $146.8 million principal amount of outstanding indebtedness, resulting in a pre-tax loss of $41.0 million or $25.4 million, net of tax. Of such amount, $88.8 million principal amount of outstanding indebtedness was repurchased or redeemed during the fourth quarter of fiscal 1993, resulting in a pre-tax loss of $30.4 million or $18.8 million, net of tax.

    During fiscal 1992, AMI repurchased or redeemed $159.0 million of senior indebtedness and $55.4 million of the 9 7/8% unsecured loan stock due 2011, resulting in a pre-tax loss of $15.6 million or $10.0 million, net of tax.

13. EARNINGS (LOSS) PER SHARE
    Holdings' earnings (loss) per share for the years ended August 31, 1993, 1992 and 1991 is based upon the weighted average number of shares of Holdings' common stock outstanding. In accordance with APB Opinion 15, the impact of common stock equivalents is not considered since they either have an anti-dilutive effect or the effect on dilution is less than three percent.

                AMERICAN MEDICAL HOLDINGS, INC. AND SUBSIDIARIES
             AMERICAN MEDICAL INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. SUPPLEMENTAL CASH FLOW INFORMATION
    Short-term cash investments at August 31, 1993 and 1992, valued at cost (approximates market), totaled $30.2 million and $51.2 million, respectively.

    Holdings and AMI paid income taxes (net of refunds) of $83.6 million and $24.2 million for the years ended August 31, 1993 and 1991. Holdings and AMI received income tax refunds (net of payments) of $22.5 million for the year ended August 31, 1992. Holdings and AMI paid interest (net of capitalized costs) for the years ended August 31, 1993, and 1992 of $120.5 million and $154.1 million, respectively. Holdings paid interest (net of capitalized cost) of $271.6 million for the year ended August 31, 1991. AMI paid interest (net of capitalized costs) of $235.4 million for the year ended August 31, 1991.

    Non-cash transactions for the years ended August 31, 1993, 1992 and 1991 were as follows:

    For the years ended August 31, 1993 and 1992 an $8.2 million and a $9.3 million loss, net of tax, respectively, was recognized as a result of the writeoff of the discounts and deferred financing costs associated with the early extinguishment of debt.

    For the years ended August 31, 1993 and 1991 an increase of $1.8 million and a decrease of $.8 million, respectively was recognized by Holdings for the common stock subject to repurchase obligations due to market price changes. For the year ended August 31,1992, there was no market price change and, therefore, no effect on the value of the common stock subject to repurchase obligations.

    During fiscal 1993, the Company assumed net assets of approximately $8.0 million as a result of the merger of AMI's Tarzana Regional Medical Center and HealthTrust's Encino Hospital.

    In fiscal 1992, the Company recognized $27.1 million of debt from the consolidation of remaining equity joint venture interests. Additionally, in fiscal 1992, Holdings contributed $7.2 million of New H assets to AMI.

    In fiscal 1991, the Company exchanged $148.5 million 18 1/4% Variable Rate Senior Subordinated Discount Notes for 15% Junior Subordinated Discount Debentures, Due 2005. In addition, in fiscal 1991, the Company exchanged $606.2 million of Funding Notes.

                AMERICAN MEDICAL HOLDINGS, INC. AND SUBSIDIARIES
             AMERICAN MEDICAL INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
    Quarterly financial information for the Company for the two years ended August 31, 1993 and 1992 is summarized below (in thousands, except per share amounts):

                                                                                   FISCAL 1993
                                                                --------------------------------------------------
                                                                   FIRST       SECOND        THIRD       FOURTH
                                                                  QUARTER      QUARTER      QUARTER      QUARTER
                                                                -----------  -----------  -----------  -----------
Net revenues..................................................  $   541,893  $   566,142  $   565,475  $   565,015
Operating income..............................................       65,859       80,577       85,313       74,372
Income before taxes, minority equity interest and
 extraordinary loss...........................................       20,786       37,083       41,126       40,544
Income before extraordinary loss..............................       10,561       18,282       21,721       16,405
Extraordinary loss on early extinguishment of debt............      --           --            (6,594)     (18,837)
Net income (loss).............................................  $    10,561  $    18,282  $    15,127  $    (2,432)
Holdings' income (loss) per share:
  Income before extraordinary loss............................  $      0.14  $      0.24  $      0.28  $      0.21
  Extraordinary loss on early extinguishment of debt..........      --           --             (0.09)       (0.24)
  Net income (loss)...........................................  $      0.14  $      0.24  $      0.19  $     (0.03)

                                                                                   FISCAL 1992
                                                                --------------------------------------------------
                                                                   FIRST       SECOND        THIRD       FOURTH
                                                                  QUARTER      QUARTER      QUARTER      QUARTER
                                                                -----------  -----------  -----------  -----------
Net revenues..................................................  $   538,599  $   571,077  $   565,389  $   562,847
Operating income..............................................       53,468       73,654       80,613       65,854
Income before taxes, minority equity interest and
 extraordinary loss...........................................        8,743       21,396      141,212       17,485
Income before extraordinary loss..............................        1,955        9,860       91,321        6,482
Extraordinary loss on early extinguishment of debt............       (1,800)     --            (3,108)      (5,089)
Net income....................................................  $       155  $     9,860  $    88,213  $     1,393
Holdings' income (loss) per share:
  Income before extraordinary loss............................  $      0.02  $      0.13  $      1.18  $      0.08
  Extraordinary loss on early extinguishment of debt..........        (0.02)     --             (0.04)       (0.06)
  Net income..................................................  $   --       $      0.13  $      1.14  $      0.02

    The operating income for the fourth quarter of fiscal 1993 reflects $3.5 million expense from the relocation of the Houston regional office to the Dallas headquarters. Additional charges totaling $3.0 million were recognized in previous quarters offset by benefits. Income before taxes, minority equity interest and extraordinary loss includes an $8.6 million refund of interest paid to the Internal Revenue Service in prior periods. The provision for income taxes includes the impact of a $5.1 million increase in the provision for income taxes due to the enactment of the Revenue Reconciliation Act of 1993 which increased the corporate income tax rate 1% to 35% from 34%.

    The operating income for the fourth quarter of fiscal 1992 reflects increased net revenues from a $10 million Medicare settlement associated with Columbia Regional Hospital. In addition, operating income was impacted by an
$11.0 million adjustment to increase reserves associated with workers compensation liabilities as a result of adverse development on claims arising from prior periods.

    Holding's earnings per share for the third quarter of fiscal 1992 is based upon the weighted average number of shares of common stock outstanding adjusted to give effect to common stock equivalents consisting of stock options and shares issuable in connection with convertible debentures.

                AMERICAN MEDICAL HOLDINGS, INC. AND SUBSIDIARIES
             AMERICAN MEDICAL INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (CONTINUED)
Holding's earnings (loss) per share for all other periods presented is based on the weighted average number of shares of common stock outstanding since all common stock equivalents have either an antidilutive effect or no effect on dilution.

16. BUSINESS SEGMENT INFORMATION
    The Company's only material business segment is "healthcare" which accounted for substantially all of its revenues and operating results for each of the periods presented. Holdings currently has domestic operations only.

17. RELATED PARTY TRANSACTIONS
    In connection with the acquisition of AMI, the Company entered into transactions with related parties. An affiliate of a major shareholder was engaged as a financial advisor to the Company during fiscal 1991. The Company paid this shareholder approximately $2.4 million for advisory services for the year ended August 31, 1991. In addition, this shareholder received approximately $3.0 million in fiscal 1991 for assistance provided in the divestiture program.

    An affiliate of a major shareholder served as the lead managing underwriter of the public offering of 16.2 million shares of Holdings common stock, the issuance of the 13 1/2% Senior Subordinated Notes Due 2001 and the 11% Senior Notes Due 2000. This related party received underwriting fees of $.9 million and $6.0 million in fiscal 1992 and 1991, respectively. In fiscal 1992 and 1991, this same related party received advisory fees of $1.3 million and $6.0 million, respectively, in connection with divestitures and $.4 million in fiscal 1991 for other advisory services.

    An entity associated with a general partner of a major shareholder agreed to provide credit support to domestic hospital subsidiaries of AMI for which such entity receives an annual fee of $750,000. The credit support commitment was replaced with the fiscal 1993 refinancing of the bank credit facility.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES

To the Board of Directors
of American Medical Holdings, Inc. and
American Medical International, Inc.

    Our audits of the consolidated financial statements referred to in our report dated October 15, 1993, appearing on page 37 of this Annual Report on Form 10-K also included an audit of the Financial Statement Schedules of American Medical Holdings, Inc. (Holdings) and American Medical International, Inc. (AMI) as of and for the years ended August 31, 1993, August 31, 1992 and August 31, 1991 as listed in Item 14(a) of the form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

Price Waterhouse
Dallas, Texas
October 15, 1993

                AMERICAN MEDICAL HOLDINGS, INC. AND SUBSIDIARIES
             AMERICAN MEDICAL INTERNATIONAL, INC. AND SUBSIDIARIES
    SCHEDULE II -- AMOUNTS RECEIVABLE FROM DIRECTORS, OFFICERS AND EMPLOYEES
                   FOR THE THREE YEARS ENDED AUGUST 31, 1993

                           BALANCE AT                              BALANCE AT                             BALANCE AT
                           AUGUST 31,                COLLECTIONS/  AUGUST 31,                COLLECTIONS/ AUGUST 31,
NAME OF DEBTOR               1990(1)     ADVANCES       OTHER        1991(1)     ADVANCES       OTHER       1992(1)     ADVANCES
- - - - -------------------------  -----------  -----------  ------------  -----------  -----------  -----------  -----------  -----------
R. Jeffrey Taylor........   $ 100,000   $   --       $(100,000)(2)  $  --       $   --        $  --        $  --       $   --
Charles N. Sabatino......     138,050       --        (138,050)(2)     --           --           --           --           --
Robert W. O'Leary........      --         600,000(3)      --          600,000       --         (200,000)     400,000       --
John T. Casey............      --           --            --           --         150,000(4)   (150,000)      --         375,000(3)
Alan J. Chamison.........      --           --            --           --         375,000(3)   (115,000)     260,000       --
Edwin O. French..........      --           --            --           --          69,000(4)    (69,000)      --           --
Marshall I. Smith........      --           --            --           --         150,000(5)     --          150,000       --
                           -----------  -----------  ------------  -----------  -----------  -----------  -----------  -----------
                            $ 238,050   $ 600,000    $(238,050)     $ 600,000   $ 744,000     $(534,000)   $ 810,000   $ 375,000
                           -----------  -----------  ------------  -----------  -----------  -----------  -----------  -----------
                           -----------  -----------  ------------  -----------  -----------  -----------  -----------  -----------

                                        BALANCE AT
                           COLLECTIONS/ AUGUST 31,
NAME OF DEBTOR                OTHER       1993(1)
- - - - -------------------------  -----------  -----------
R. Jeffrey Taylor........   $  --        $  --
Charles N. Sabatino......      --           --
Robert W. O'Leary........    (200,000)     200,000
John T. Casey............     (15,626)     359,374
Alan J. Chamison.........    (125,000)     135,000
Edwin O. French..........      --           --
Marshall I. Smith........      --          150,000
                           -----------  -----------
                            $(340,626)   $ 844,374
                           -----------  -----------
                           -----------  -----------

- - - - ----------------------------------
(1)   The  balances  outstanding  for  each of  the  years  presented  have been
      reflected  as  long  term   receivables  in  the  consolidated   financial
      statements.
(2) These were loans made to the borrowers for the purchase of each of their principal places of residence. Subsequent to August 31, 1991, these employees were terminated and based on the terms of the loans, were no longer obligated to repay such amounts. Such amounts were reserved for, and therefore these loans are no longer outstanding.
(3) These interest free loans were made to the borrowers for the purchase of common stock. These loans are due and payable 10 days after the termination of the borrower's employment. The loans will be forgiven by the Company in equal monthly increments for 36 months continuing from the original date of grant until fully amortized for so long as the borrower serves as an officer of the Company. In the event of termination prior to 36 months of service, these loans become due and payable 10 days after the termination date.
(4) These interest free loans were made to the borrowers for the purchase of each of their principal places of residence and are repaid upon the sale of their previous residence.
(5) This interest free loan was made to the borrower for the purchase of his principal place of residence and was to be repaid upon the sale of his previous residence. As of August 31, 1993, such employee was terminated and based on the terms of the severance agreement set therewith, the loan will be repaid during fiscal 1994.

                AMERICAN MEDICAL HOLDINGS, INC. AND SUBSIDIARIES
             AMERICAN MEDICAL INTERNATIONAL, INC. AND SUBSIDIARIES
                      SCHEDULE V -- PROPERTY AND EQUIPMENT
               FOR THE YEARS ENDED AUGUST 31, 1993, 1992 AND 1991
                             (DOLLARS IN THOUSANDS)

                                            BALANCE AT     ADDITIONS
                                           BEGINNING OF   AT COST AND   SALES AND                    BALANCE AT
                                              PERIOD       TRANSFERS   RETIREMENTS       OTHER      END OF PERIOD
                                           -------------  -----------  ------------  -------------  -------------
Holdings and AMI:
Year Ended August 31, 1993
  Land...................................  $     105,241   $  --       $       (518) $    --        $     104,723
  Buildings and improvements.............      1,111,163      39,547        --            1,180(1)      1,151,890
  Equipment..............................        443,561      63,667         (6,464)      6,741(1)        507,505
  Construction in progress...............         24,419       9,470           (162)      2,100(1)         35,827
                                           -------------  -----------  ------------  -------------  -------------
                                           $   1,684,384   $ 112,684   $     (7,144) $   10,021     $   1,799,945
                                           -------------  -----------  ------------  -------------  -------------
                                           -------------  -----------  ------------  -------------  -------------
Holdings:
Year Ended August 31, 1992
  Land...................................  $     113,417   $     490   $     (9,677) $    1,011(2)  $     105,241
  Buildings and improvements.............      1,099,312      51,546        (65,743)     26,048(2)      1,111,163
  Equipment..............................        415,747      55,251        (27,437)      --              443,561
  Construction in progress...............         28,507      (3,951)          (137)      --               24,419
                                           -------------  -----------  ------------  -------------  -------------
                                           $   1,656,983   $ 103,336   $   (102,994) $   27,059     $   1,684,384
                                           -------------  -----------  ------------  -------------  -------------
                                           -------------  -----------  ------------  -------------  -------------
Year Ended August 31, 1991
  Land...................................  $     174,997   $     252   $    (61,832) $    --        $     113,417
  Buildings and improvements.............      1,065,006     116,217        (81,911)      --            1,099,312
  Equipment..............................        415,978      59,627        (59,858)      --              415,747
  Construction in progress...............        134,571     (42,003)       (64,061)      --               28,507
                                           -------------  -----------  ------------  -------------  -------------
                                           $   1,790,552   $ 134,093   $   (267,662) $    --        $   1,656,983
                                           -------------  -----------  ------------  -------------  -------------
                                           -------------  -----------  ------------  -------------  -------------
AMI:
Year Ended August 31, 1992
  Land...................................  $     112,632   $     490   $     (9,677) $    1,796(3)  $     105,241
  Buildings and improvements.............      1,064,919      51,546        (65,743)     60,441(3)      1,111,163
  Equipment..............................        402,831      55,251        (27,437)     12,916(3)        443,561
  Construction in progress...............         26,607      (3,951)          (137)      1,900(3)         24,419
                                           -------------  -----------  ------------  -------------  -------------
                                           $   1,606,989   $ 103,336   $   (102,994) $   77,053(3)  $   1,684,384
                                           -------------  -----------  ------------  -------------  -------------
                                           -------------  -----------  ------------  -------------  -------------
Year Ended August 31, 1991
  Land...................................  $     138,342   $     682   $    (26,392) $    --        $     112,632
  Buildings and improvements.............      1,035,098     106,973        (77,152)      --            1,064,919
  Equipment..............................        362,379      63,199        (22,747)      --              402,831
  Construction in progress...............         82,471     (53,867)        (1,997)      --               26,607
                                           -------------  -----------  ------------  -------------  -------------
                                           $   1,618,290   $ 116,987   $   (128,288) $    --        $   1,606,989
                                           -------------  -----------  ------------  -------------  -------------
                                           -------------  -----------  ------------  -------------  -------------

- - - - ------------------------
(1) Represents the assumption of net assets as a result of (a) the merger of AMI's Tarzana Regional Medical Center and HealthTrust's Encino Hospital and (b) the recognition of the consolidation of investments which were previously recorded on the equity method.
(2) Recognition of the consolidation of a joint venture previously recorded on the equity method.
(3) Reflects the effect of Holdings' contribution of all the common stock of New H, a wholly owned subsidiary of Holdings, to AMI as well as the recognition of the consolidation of a joint venture previously recorded on the equity method.

                AMERICAN MEDICAL HOLDINGS, INC. AND SUBSIDIARIES
             AMERICAN MEDICAL INTERNATIONAL, INC. AND SUBSIDIARIES
       SCHEDULE VI -- ACCUMULATED DEPRECIATION OF PROPERTY AND EQUIPMENT
               FOR THE YEARS ENDED AUGUST 31, 1993, 1992 AND 1991
                             (DOLLARS IN THOUSANDS)

                                                         BALANCE AT                                           BALANCE AT
                                                        BEGINNING OF                SALES AND                   END OF
                                                           PERIOD      PROVISION   RETIREMENTS     OTHER        PERIOD
                                                        ------------  -----------  -----------  ------------  -----------
Holdings and AMI:
Year Ended August 31, 1993
  Buildings and improvements..........................   $  125,551   $    50,787   $     (21)  $    --       $   176,317
  Equipment...........................................      164,485        59,481      (4,547 )     --            219,419
                                                        ------------  -----------  -----------  ------------  -----------
                                                        $   290,036   $   110,268  $   (4,568 ) $   --        $   395,736
                                                        ------------  -----------  -----------  ------------  -----------
                                                        ------------  -----------  -----------  ------------  -----------
Holdings:
Year Ended August 31, 1992
  Buildings and improvements..........................  $    85,416   $    50,497  $  (10,362 ) $   --        $   125,551
  Equipment...........................................      116,981        59,120     (11,616 )     --            164,485
                                                        ------------  -----------  -----------  ------------  -----------
                                                        $   202,397   $   109,617  $  (21,978 ) $   --        $   290,036
                                                        ------------  -----------  -----------  ------------  -----------
                                                        ------------  -----------  -----------  ------------  -----------
Year Ended August 31, 1991
  Buildings and improvements..........................  $    39,284   $    48,154  $   (2,022 ) $   --        $    85,416
  Equipment...........................................       54,302        78,162     (15,483 )     --            116,981
                                                        ------------  -----------  -----------  ------------  -----------
                                                        $    93,586   $   126,316  $  (17,505 ) $   --        $   202,397
                                                        ------------  -----------  -----------  ------------  -----------
                                                        ------------  -----------  -----------  ------------  -----------
AMI:
Year Ended August 31, 1992
  Buildings and improvements..........................  $    80,067   $    50,497  $  (10,362 ) $    5,349  (1) $   125,551
  Equipment...........................................      113,121        59,120     (11,616 )      3,860  (1)     164,485
                                                        ------------  -----------  -----------  ------------  -----------
                                                        $   193,188   $   109,617  $  (21,978 ) $    9,209    $   290,036
                                                        ------------  -----------  -----------  ------------  -----------
                                                        ------------  -----------  -----------  ------------  -----------
Year Ended August 31, 1991
  Buildings and improvements..........................  $    37,193   $    47,547  $   (4,673 ) $   --        $    80,067
  Equipment...........................................       49,100        69,473      (5,452 )     --            113,121
                                                        ------------  -----------  -----------  ------------  -----------
                                                        $    86,293   $   117,020  $  (10,125 ) $   --        $   193,188
                                                        ------------  -----------  -----------  ------------  -----------
                                                        ------------  -----------  -----------  ------------  -----------

- - - - ------------------------
(1) Reflects the effect of Holdings' contribution of all the common stock of New H, a wholly owned subsidiary of Holdings, to AMI.

                AMERICAN MEDICAL HOLDINGS, INC. AND SUBSIDIARIES
             AMERICAN MEDICAL INTERNATIONAL, INC. AND SUBSIDIARIES
              SCHEDULE VIII -- RESERVES FOR UNCOLLECTIBLE ACCOUNTS
               FOR THE YEARS ENDED AUGUST 31, 1993, 1992 AND 1991
                             (DOLLARS IN THOUSANDS)

                                                   BALANCE AT                                            BALANCE AT
                                                    BEGINNING                 SALES AND                    END OF
                                                    OF PERIOD   PROVISIONS   RETIREMENTS      OTHER        PERIOD
                                                   -----------  -----------  ------------  ------------  -----------
Holdings and AMI:
Year Ended August 31, 1993
Reserves for Uncollectible Accounts..............   $  86,744   $   148,135  $   (136,736) $    --        $  98,143
                                                   -----------  -----------  ------------  ------------  -----------
                                                   -----------  -----------  ------------  ------------  -----------
Holdings:
Year Ended August 31, 1992
Reserves for Uncollectible Accounts..............   $  68,326   $   163,824  $   (145,406) $    --        $  86,744
                                                   -----------  -----------  ------------  ------------  -----------
                                                   -----------  -----------  ------------  ------------  -----------
Year Ended August 31, 1991
Reserves for Uncollectible Accounts..............   $  78,816   $   162,842  $   (172,526) $    (806)     $  68,326
                                                   -----------  -----------  ------------  ------------  -----------
                                                   -----------  -----------  ------------  ------------  -----------
AMI:
Year Ended August 31, 1992
Reserves for Uncollectible Accounts..............   $  62,570   $   163,824  $   (145,406) $   5,756(1)   $  86,744
                                                   -----------  -----------  ------------  ------------  -----------
                                                   -----------  -----------  ------------  ------------  -----------
Year Ended August 31, 1991
Reserves for Uncollectible Accounts..............   $  68,722   $   145,998  $   (152,150) $    --        $  62,570
                                                   -----------  -----------  ------------  ------------  -----------
                                                   -----------  -----------  ------------  ------------  -----------

- - - - ------------------------
(1) Reflects the effect of Holdings' contribution of all the common stock of New H, a wholly owned subsidiary of Holdings, to AMI.

                AMERICAN MEDICAL HOLDINGS, INC. AND SUBSIDIARIES
             AMERICAN MEDICAL INTERNATIONAL, INC. AND SUBSIDIARIES
            SCHEDULE X -- SUPPLEMENTARY INCOME STATEMENT INFORMATION
               FOR THE YEARS ENDED AUGUST 31, 1993, 1992 AND 1991
                             (DOLLARS IN THOUSANDS)

                                                                    YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                                    AUGUST 31,      AUGUST 31,      AUGUST 31,
                                                                       1993            1992            1991
                                                                  --------------  --------------  --------------
ITEM
Holdings:
Maintenance and repairs.........................................    $   33,294      $   30,716      $   34,374
Depreciation and amortization of intangibles and other assets...        37,129          39,434          39,131
Taxes, other than payroll and income taxes......................        29,677          27,370          29,420
AMI:
Maintenance and repairs.........................................    $   33,294      $   30,716      $   30,729
Depreciation and amortization of intangibles and other assets...        37,129          39,434          37,495
Taxes, other than payroll and income taxes......................        29,677          27,370          26,566