Form 10-Q
period 1994-02-28
AMERICAN MEDICAL HOLDINGS INC; AMERICAN MEDICAL INTERNATIONAL INC /DE/
filed 1994-04-14
CIK 861439, 312655

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
  /X/        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1994

                                       OR

  / /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _______to_______

                         AMERICAN MEDICAL HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                       1-10511               13-3527632
(State or other jurisdiction of   (Commission file number)    (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                      AMERICAN MEDICAL INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                       1-7612                95-2111054
(State or other jurisdiction of   (Commission file number)    (I.R.S. Employer
 incorporation or organization)                              Identification No.)

14001 N. DALLAS PARKWAY, DALLAS, TEXAS                              75240
(Address of principal executive offices)                         (Zip code)

                                 (214) 789-2200
              (Registrants' telephone number, including area code)

8201 PRESTON ROAD, DALLAS, TEXAS                                    75225
(Previous address of principal executive offices)            (Previous zip code)

     Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. American Medical Holdings, Inc.
Yes  X  No    . American Medical International, Inc. Yes  X   No    .
    ---    ---                                           ---     ---

     As of April 11, 1994, there were 77,164,242 shares of American Medical Holdings, Inc. Common Stock, $.01 par value outstanding.
     All shares of Common Stock, $.01 par value, of American Medical International, Inc. are held by American Medical Holdings, Inc.

                         PART I.  FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS

INTRODUCTION


     American Medical Holdings, Inc. ("Holdings") was organized in July 1989 to acquire American Medical International, Inc. ("AMI" and, together with Holdings, the "Company"). As a result of this acquisition, Holdings is the owner of all of the outstanding shares of common stock of AMI. AMI's financial statements are the same as Holdings' financial statements except for the components of shareholders' equity.

     The Company is one of the leading hospital management companies in the United States. Founded in 1960 as the first investor-owned hospital company, AMI operates 35 acute-care and one psychiatric hospital containing a total of 8,131 licensed beds. Throughout its history, AMI has focused on delivering value to its patients and its communities with a full range of quality inpatient and outpatient services including medical, surgical, obstetric, diagnostic, specialty and home health care. The Company also operates ancillary facilities at each of its hospitals, such as ambulatory, occupational and rural healthcare clinics. The Company's hospitals are principally located in the suburbs of major metropolitan areas in 12 states including Texas, Florida and California.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                           FEBRUARY 28, 1994              AUGUST 31, 1993
                                                        ------------------------      -----------------------
                                                        HOLDINGS           AMI        HOLDINGS          AMI
                                                        --------        --------      --------        -------
                                                              (UNAUDITED)
ASSETS

CURRENT ASSETS
  Cash and short-term cash investments                 $   28,538     $   28,538     $   44,335     $   44,335
  Accounts receivable, net                                115,838        115,838         90,596         90,596
  Income taxes receivable, net (including
    current portion of deferred income taxes)              30,661         30,661         24,641         24,641
  Supply inventories and prepaid expenses                  72,066         72,066         71,133         71,133
                                                       ----------     ----------     ----------     ----------
    Total current assets                                  247,103        247,103        230,705        230,705
                                                       ----------     ----------     ----------     ----------

PROPERTY AND EQUIPMENT                                  1,846,256      1,846,256      1,799,945      1,799,945
  Less - accumulated depreciation                         449,852        449,852        395,736        395,736
                                                       ----------     ----------     ----------     ----------
    Net property and equipment                          1,396,404      1,396,404      1,404,209      1,404,209
                                                       ----------     ----------     ----------     ----------

COST IN EXCESS OF NET ASSETS ACQUIRED                   1,151,893      1,151,893      1,165,435      1,165,435
INVESTMENTS AND OTHER ASSETS                               67,919         67,919         68,021         68,021
                                                       ----------     ----------     ----------     ----------
                                                       $2,863,319     $2,863,319     $2,868,370     $2,868,370
                                                       ----------     ----------     ----------     ----------
                                                       ----------     ----------     ----------     ----------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES                                    $  491,159     $  491,159     $  370,655     $  370,655
LONG-TERM DEBT                                          1,119,364      1,119,364      1,283,665      1,283,665
CONVERTIBLE SUBORDINATED DEBT                              10,593         10,593         10,487         10,487
DEFERRED INCOME TAXES                                     211,489        211,489        211,451        211,451
OTHER DEFERRED CREDITS AND LIABILITIES                    284,061        284,061        288,239        288,239
COMMITMENTS AND CONTINGENCIES
COMMON STOCK SUBJECT TO
  REPURCHASE OBLIGATIONS                                        -              -          6,046              -
                                                       ----------     ----------     ----------     ----------
SHAREHOLDERS' EQUITY
  Common stock                                                770            725            768            725
  Additional paid-in capital                              604,657        589,050        596,623        587,060
  Retained earnings                                       149,226        164,878        108,436        124,088
  Adjustment for minimum pension liability                 (8,000)        (8,000)        (8,000)        (8,000)
                                                       ----------     ----------     ----------     ----------
    Total shareholders' equity                            746,653        746,653        697,827        703,873
                                                       ----------     ----------     ----------     ----------
                                                       $2,863,319     $2,863,319     $2,868,370     $2,868,370
                                                       ----------     ----------     ----------     ----------
                                                       ----------     ----------     ----------     ----------

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                    THREE MONTHS ENDED FEBRUARY 28,
                                                        ------------------------------------------------------
                                                                  1994                          1993
                                                        ------------------------      ------------------------
                                                        HOLDINGS         AMI          HOLDINGS         AMI
                                                        --------      ----------      --------      ----------
NET REVENUES                                           $  583,339     $  583,339     $  566,142     $  566,142
OPERATING COSTS AND EXPENSES:
  Salaries and benefits                                   210,390        210,390        207,845        207,845
  Supplies                                                 83,130         83,130         80,784         80,784
  Provision for uncollectible accounts                     38,281         38,281         34,877         34,877
  Depreciation and amortization                            38,689         38,689         36,266         36,266
  Other operating costs                                   131,049        131,049        125,793        125,793
                                                       ----------     ----------     ----------     ----------
    Total operating costs and expenses                    501,539        501,539        485,565        485,565
                                                       ----------     ----------     ----------     ----------

OPERATING INCOME                                           81,800         81,800         80,577         80,577
  Interest expense, net                                   (38,092)       (38,092)       (43,494)       (43,494)
                                                       ----------     ----------     ----------     ----------

INCOME BEFORE TAXES AND MINORITY
  EQUITY INTEREST                                          43,708         43,708         37,083         37,083
Provision for income taxes                                (18,500)       (18,500)       (17,800)       (17,800)
                                                       ----------     ----------     ----------     ----------

INCOME BEFORE MINORITY EQUITY INTEREST                     25,208         25,208         19,283         19,283
Minority equity interest                                     (931)          (931)        (1,001)        (1,001)
                                                       ----------     ----------     ----------     ----------

NET INCOME                                             $   24,277     $   24,277     $   18,282     $   18,282
                                                       ----------     ----------     ----------     ----------
                                                       ----------     ----------     ----------     ----------

PER SHARE DATA:

Net income per common and
  common equivalent share                              $     0.32            N/A     $     0.24            N/A
                                                       ----------                    ----------
                                                       ----------                    ----------

Average common shares outstanding
  during the period                                        77,058            N/A         76,739            N/A
                                                       ----------                    ----------
                                                       ----------                    ----------

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                     SIX MONTHS ENDED FEBRUARY 28,
                                                       ------------------------------------------------------
                                                                  1994                          1993
                                                       ------------------------       -----------------------
                                                       HOLDINGS          AMI          HOLDINGS         AMI
                                                       --------       ---------       --------      ---------
NET REVENUES                                          $ 1,141,556    $ 1,141,556     $1,108,035     $1,108,035
OPERATING COSTS AND EXPENSES:
  Salaries and benefits                                   415,804        415,804        407,920        407,920
  Supplies                                                162,612        162,612        158,210        158,210
  Provision for uncollectible accounts                     77,317         77,317         73,898         73,898
  Depreciation and amortization                            76,962         76,962         72,374         72,374
  Other operating costs                                   257,703        257,703        249,197        249,197
                                                      -----------    -----------     ----------     ----------
  Total operating costs and expenses                      990,398        990,398        961,599        961,599
                                                      -----------    -----------     ----------     ----------

OPERATING INCOME                                          151,158        151,158        146,436        146,436
  Interest expense, net                                   (76,940)       (76,940)       (88,567)       (88,567)
                                                      -----------    -----------     ----------     ----------

INCOME BEFORE TAXES AND MINORITY
  EQUITY INTEREST                                          74,218         74,218         57,869         57,869
Provision for income taxes                                (31,400)       (31,400)       (27,600)       (27,600)
                                                      -----------    -----------     ----------     ----------

INCOME BEFORE MINORITY EQUITY INTEREST                     42,818         42,818         30,269         30,269
Minority equity interest                                   (2,028)        (2,028)        (1,426)        (1,426)
                                                      -----------    -----------     ----------     ----------

NET INCOME                                            $    40,790    $    40,790    $    28,843     $   28,843
                                                      -----------    -----------     ----------     ----------
                                                      -----------    -----------     ----------     ----------


PER SHARE DATA:

Net income per common and
  common equivalent share                             $      0.53            N/A     $     0.38            N/A
                                                      -----------                    ----------
                                                      -----------                    ----------

Average common shares outstanding
  during the period                                        76,998            N/A         76,701            N/A
                                                      -----------                    ----------
                                                      -----------                    ----------

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                   SIX MONTHS ENDED FEBRUARY 28, 1994
                                                        ------------------------------------------------------
                                                                   1994                         1993
                                                        ------------------------      ------------------------
                                                        HOLDINGS          AMI         HOLDINGS          AMI
                                                        --------       ---------      --------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                            $  40,790      $  40,790      $  28,843      $  28,843
  Adjustments to reconcile to net cash
    provided by operating activities:
  Depreciation and amortization                            76,962         76,962         72,374         72,374
  Amortization of debt discount, deferred
    financing costs and non-cash interest                  24,716         24,716         32,274         32,274
  Change in working capital                               (33,706)       (33,706)       (58,106)       (58,106)
  Decrease in other liabilities                           (10,274)       (10,274)       ( 3,124)       ( 3,124)
  Other non-cash items                                       (761)          (761)         1,453          1,453
                                                        ---------      ---------      ---------      ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                  97,727         97,727         73,714         73,714
                                                        ---------      ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on debt                                        (32,509)       (32,509)       (42,231)       (42,231)
  Reducing revolving credit facility                      (29,000)       (29,000)             -              -
  Other                                                     1,990          1,990            994            994
                                                        ---------      ---------      ---------      ---------

NET CASH USED IN FINANCING ACTIVITIES                     (59,519)       (59,519)       (41,237)       (41,237)
                                                        ---------      ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment additions                        (53,707)       (53,707)       (53,366)       (53,366)
  Additions to notes receivable and
    investments                                           ( 3,339)       ( 3,339)       ( 3,593)       ( 3,593)
  Decrease in notes receivable and
    investments                                             4,772          4,772         15,957         15,957
  Other                                                   ( 1,731)       ( 1,731)          (350)          (350)
                                                        ---------      ---------      ---------      ---------

NET CASH USED IN INVESTING ACTIVITIES                     (54,005)       (54,005)       (41,352)       (41,352)
                                                        ---------      ---------      ---------      ---------

DECREASE IN CASH AND
  SHORT-TERM CASH INVESTMENTS                             (15,797)       (15,797)       ( 8,875)       ( 8,875)
Cash and short-term cash investments,
  beginning of period                                      44,335         44,335         70,536         70,536
                                                        ---------      ---------      ---------      ---------
CASH AND SHORT-TERM CASH INVESTMENTS,
  END OF PERIOD                                         $  28,538      $  28,538      $  61,661      $  61,661
                                                        ---------      ---------      ---------      ---------
                                                        ---------      ---------      ---------      ---------

SUPPLEMENTAL DISCLOSURES:
  Income taxes paid (net of refunds)                    $  36,149      $  36,149      $  57,720      $  57,720
  Interest paid (net of capitalized costs)              $  50,570      $  50,570      $  58,821      $  58,821

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  BASIS OF PRESENTATION

     American Medical Holdings, Inc. ("Holdings") was organized in July 1989 to acquire American Medical International, Inc. ("AMI" and, together with Holdings, the "Company"). As a result of this acquisition, Holdings is the owner of all of the outstanding shares of common stock of AMI. AMI's financial statements are the same as Holdings' financial statements except for the components of shareholders' equity.

     The accompanying unaudited condensed consolidated financial statements include the accounts of Holdings, AMI and all majority owned subsidiary companies and have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation, have been included in the accompanying interim financial statements. The condensed consolidated balance sheet as of August 31, 1993, was derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to the prior period's financial statements to be consistent with the fiscal 1994 presentation. For additional disclosure, refer to Holdings' and AMI's Annual Report on Form 10-K for the year ended August 31, 1993.

(2)  ACQUISITIONS

     In January 1994, the Company signed a letter of intent to purchase Saint Francis Hospital located in Memphis, Tennessee containing 892 beds. The acquisition is expected to be completed during the third quarter of fiscal 1994.

(3)  ACCOUNTS RECEIVABLE

     As of February 28, 1994, and August 31, 1993, Holdings and AMI had reserves for uncollectible receivables of $97.6 million and $98.1 million, respectively.

(4)  COST IN EXCESS OF NET ASSETS ACQUIRED

     The cost in excess of net assets acquired is being amortized over 40 years from the original acquisition date. Holdings' and AMI's cumulative amortization of cost in excess of net assets acquired at February 28, 1994 and August 31, 1993, was $141.2 million and $125.2 million, respectively. Amortization of cost in excess of net assets acquired for Holdings and AMI was $16.0 million for the six months ended February 28, 1994 and 1993.

(5)  LONG-TERM DEBT

     As of February 28, 1994, $258 million was outstanding under the Company's $600 million revolving credit facility which accrues interest at approximately 5.0%. Amounts outstanding under the revolving credit facility accrue interest, at the option of AMI, at (i) adjusted LIBOR plus 1.5% (subject to reduction upon the satisfaction of certain conditions) or (ii) the alternative base rate specified in the revolving credit facility. In addition, $32.9 million in letters of credit were issued thereunder.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(6)  COMMITMENTS AND CONTINGENCIES

     Holdings and AMI are subject to claims and suits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of all pending legal proceedings will not have a material adverse effect on the business or financial condition of Holdings or AMI.

(7)  CAPITAL STOCK

     As of February 28, 1994, Holdings had 200 million shares of $0.01 par value common stock authorized. Of such shares, 77,101,000 and 76,873,000 were outstanding as of February 28, 1994, and August 31, 1993, respectively. As of February 28, 1994, Holdings had five million shares of $0.01 par value
Preferred Stock authorized, of which none were outstanding.

     Holdings is the owner of all outstanding shares of common stock of AMI. As of February 28, 1994, and August 31, 1993, 72,481,000 shares of AMI common stock were outstanding.

     The Company's obligation to repurchase shares of Holdings' common stock held by certain executive officers no longer exists. Therefore, common stock subject to repurchase obligations is classified as shareholders' equity.

(8)  NET REVENUES

     Revenues are presented net of reserves to recognize the difference between the established rates for covered services and the amount paid by third party or private payors. Patient revenues received under government and some privately sponsored insurance programs are based on cost as defined under the programs or at predetermined rates based upon the diagnosis, plus capital costs, return on equity, and other adjustments rather than customary charges. Adjustments are recorded based on estimated amounts and contract interpretations. Such adjustments are generally subject to final audit and settlement. Holdings' and AMI's net revenues reflect the impact of these adjustments for the three and six months ended February 28, 1994 and 1993 of $546.8 million, $1,037.4 million, $498.5 million and $943.4 million, respectively. In management's opinion, the reserves established are adequate to cover the ultimate liabilities that may result from final settlements.

     Net revenues from Medicare and Medicaid represented 41% and 37% of total net revenues for the six months ended February 28, 1994 and 1993, respectively. In addition, the Company has net revenues from other contracted business which represented 25% of total net revenues for the six months ended February 28, 1994 and 1993.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(9)  INTEREST EXPENSE, NET

     Interest expense, net for Holdings and AMI consists of the following (in thousands):

                                                 THREE MONTHS ENDED FEBRUARY 28,
                                                 -------------------------------
                                                   1994                 1993
                                                 ---------            ---------
Interest costs                                   $  27,242            $  29,522
Amortization of debt discount, deferred
  financing costs and non-cash interest             12,235               15,899
Interest costs capitalized                            (791)               (299)
                                                 ---------            ---------
                                                    38,686               45,122
Interest income                                       (594)              (1,628)
                                                 ---------            ---------
Interest expense, net                            $  38,092            $  43,494
                                                 ---------            ---------
                                                 ---------            ---------



                                                 SIX MONTHS ENDED FEBRUARY 28,
                                                 ------------------------------
                                                   1994                 1993
                                                 ---------            ---------
Interest costs                                   $  54,985            $  59,881
Amortization of debt discount, deferred
  financing costs and non-cash interest             24,716               32,274
Interest costs capitalized                          (1,415)                (601)
                                                 ---------            ---------
                                                    78,286               91,554
Interest income                                     (1,346)              (2,987)
                                                 ---------            ---------
Interest expense, net                            $  76,940            $  88,567
                                                 ---------            ---------
                                                 ---------            ---------


(10) MINORITY EQUITY INTEREST

     Minority equity interest expense of $1.5 million, $3.3 million, $1.7 million and $2.3 million for the three and six months ended February 28, 1994 and 1993, respectively, is presented net of income taxes in the accompanying condensed consolidated statements of income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities increased $24.0 million to $97.7 million for the six months ended February 28, 1994 when compared to the same period a year ago.

     The Company invested $53.7 million in capital expenditures for the six months ended February 28, 1994, and, as of the end of such period, had approximately $21.8 million of construction commitments outstanding. These capital expenditures are for new construction and renovations to facilitate and accommodate new inpatient and outpatient programs and to develop and acquire new lines of business, including home health care, surgery centers, and physician practices. The Company intends to continue to invest in new and existing operations within the healthcare industry, however, the terms of the Company's revolving credit facility, its principal bank indebtedness, limit the Company's ability to make capital expenditures and acquisitions. Capital expenditure limitations excluding capitalized interest, are approximately $225 million in fiscal 1994, $225 million plus carryforwards for fiscal 1995 and $200 million plus carryforwards thereafter. The Company is also authorized to use up to an additional $150 million for acquisitions.

     Cash provided by operating activities, short-term cash investments and borrowings under the revolving credit facility were the primary sources used to repay (excluding repayments on the revolving credit facility) $32.5 million of long-term debt during the six months ended February 28, 1994. Repayments of $28 million were for the redemption of the remaining principal amount of the 6 3/4% Swiss franc/dollar dual currency senior notes due 1997 during the first quarter of fiscal 1994. The amount outstanding under the revolving credit facility decreased to $258 million as of February 28, 1994, from $287 million outstanding as of August 31, 1993.

     Management believes that sufficient funds will be generated from operations, augmented by borrowings under the revolving credit facility, to finance operations, capital expenditures and service debt. Payments of interest and principal on the Company's $1.29 billion of consolidated long-term debt, including the current portion of such long-term debt, will continue to affect funds available to the Company to finance capital expenditures and operations. Scheduled principal payments, excluding amounts that may become due on the revolving credit facility, will be $8.4 million in the remainder of fiscal 1994, $155.1 million in fiscal 1995, $56.1 million in fiscal 1996, $178.3 million in fiscal 1997, $2.1 million in fiscal 1998, and $2.2 million in fiscal 1999.

     The terms of certain indebtedness of the Company impose significant operating and financial restrictions requiring the Company to maintain certain financial ratios and restrict the Company's ability to incur additional indebtedness and enter into leases and guarantees of debt; to make loans and investments; to pay dividends or repurchase shares of stock; to repurchase, retire or refinance indebtedness prior to maturity; and to purchase or sell assets. The Company has pledged the capital stock of certain direct (first tier) subsidiaries as security for the Company's obligations under the revolving credit facility and certain other senior indebtedness of the Company. In addition, the Company has granted a security interest in its accounts receivable as security for its obligations under the revolving credit facility. Management believes that the Company is currently in compliance with all material covenants and restrictions contained in all financial agreements.

RESULTS OF OPERATIONS

GENERAL TRENDS

     The Company's net revenues have increased as a result of increased outpatient and inpatient volume from the expansion of services and general price increases. Increased utilization of outpatient services is expected to continue as a result of (i) medical technology improvements which allow procedures previously performed on an inpatient basis to be available on an outpatient basis and (ii) the pressures from payors to control costs by directing those patients with less severe illnesses from inpatient care to outpatient care. Accordingly, several of the Company's hospitals continue to expand or redesign their outpatient facilities and services to accommodate the increased utilization of such services. The growth rate of the Company's outpatient revenue realized from the shift of inpatient care services to outpatient care services is expected to occur at a slower pace in the future, from the rate experienced in the past, as the use of such services mature.

     Medicare and Medicaid revenues are expected to continue to increase in the future as a larger portion of the general population qualifies for coverage as a result of the aging of the population and expanded state Medicaid programs. This in turn may decrease the Company's overall rate of revenue growth as a result of
(i) this corresponding change in payor mix and (ii) the disparity between the rate of increase of the Company's customary charges and the government's reimbursement rate. The Medicare program reimburses the Company's hospitals primarily based on established rates by a diagnosis related group for acute care hospitals and by a cost based formula for psychiatric hospitals. While Medicare payment rates are indexed for inflation annually, the increases have historically lagged behind actual inflation.

     In addition to the Medicare program, states and insurance companies continue to actively negotiate the amounts they will pay for services performed rather than simply paying healthcare providers their customary charges. The entrance of insurance companies into the managed care environment is accelerating the introduction of managed care in more localities. Current managed care conditions vary across the markets in which the Company operates. The Company's hospitals that operate in mature managed care markets typically have contributed smaller profit margins than some of the Company's hospitals which operate in other markets. Management believes that through cost-containment efforts, the Company is positioned to have a competitive edge in pursuing market share in the managed care environment.

     Competition among hospitals and other healthcare providers in the United States has increased over the past years due to changes in government regulation and reimbursement, other cost containment pressures and technology. As these pressures continue along with the impending reforms proposed in the Clinton Administration and Congress, healthcare merger and acquisition activity, for both investor owned and non-profit hospitals, has increased significantly.

     To offset these factors which may limit net revenue growth, including the increased competition in the healthcare industry, the Company continues to look at providing an increasing array of healthcare services by expanding the Company's operations and by integrating broad healthcare networks. As a result, the Company is developing physician networks and alliances with other healthcare providers to create fully integrated healthcare delivery systems. In addition to expanding services, management believes that its cost containment efforts have been critical in improving and maintaining operating margins while providing a high level of patient care.

     A significant portion of the Company's operating costs and expenses are subject to inflationary increases. Since the healthcare industry is labor intensive, salaries and benefits are continually affected by inflation. To control labor costs, the Company has and will continue to monitor, at the hospital level, the daily staff coverage. In addition, increasing supply costs are the result of vendors passing on rising costs through price increases. To control increases in supply costs, management continues to focus on the development of pharmaceutical formularies to control the usage of new drugs to only those situations which warrant their specific use and to aggressively negotiate supply purchase contracts. In further adherence to controlling costs, the Company is expanding its case management (review of associated costs for patient care for specific treatment) in its hospitals. The Company's ability to pass on a certain portion of the increased costs associated with providing healthcare to Medicare/Medicaid patients may be limited by existing government reimbursement programs for healthcare services unless the federal and state governments correspondingly increase the rates of payments under these programs. Although the Company cannot predict its ability to continue to cover future cost increases, management believes that through the continued adherence to the cost reduction programs, labor management and reasonable price increases, the effects of inflation should not have a material adverse effect on operating margins.

HEALTHCARE REFORM

     The healthcare industry continues to be faced with federal and state efforts to reform the healthcare delivery system. The Clinton Administration's proposed healthcare reform plan contains provisions which would impose among other things, cost controls on hospitals, insurance market reforms to increase the availability of group health insurance to small businesses, requirements that all businesses offer health insurance coverage to their employees and the creation of a single government health insurance plan (to reduce administrative costs) that would cover all citizens. The healthcare reform plan also proposes healthcare coverage for all citizens, a circumstance which may result in additional revenues for the Company; however, this increase in revenues may be offset by lower levels of reimbursement from various payors. In addition, some states, including Florida, have already enacted reforms and continue to consider additional reforms. The type and impact of such reform continues to be debated at both the federal and state levels.

     Management believes that some form of healthcare reform is imminent; however, until such reform is finalized, management cannot predict what proposals will be adopted, if any, and the impact of any such adopted proposals on the Company's results of operations.

OPERATIONS OVERVIEW

     The following table summarizes certain consolidated results of the Company. AMI's results of operations are the same as that of the Company's; therefore, separate results of operations and a discussion and analysis for AMI are not presented.


                                                            SIX MONTHS ENDED FEBRUARY 28,
                                             -----------------------------------------------------------
                                                                (DOLLARS IN MILLIONS)
                                                    1994                    1993
                                             --------------------    --------------------    % OF DOLLAR
                                                         % OF NET                % OF NET      INCREASE
                                                         REVENUES                REVENUES     (DECREASE)
                                                         --------                --------    -----------
NET REVENUES
  Medicare/Medicaid                          $ 472.7        41.4%    $ 412.1        37.2%        14.7%
  Contracted services                          286.5        25.1       275.6        24.9          4.0
  Non-contracted services                      344.7        30.2       385.7        34.8        (10.6)
  Other sources                                 37.6         3.3        34.6         3.1          8.7
                                             -------     -------     -------     -------
    Total net revenues                       1,141.5       100.0     1,108.0       100.0          3.0
                                             -------     -------     -------     -------

OPERATING COSTS AND EXPENSES:
  Salaries and benefits                        415.8        36.4       407.9        36.8          1.9
  Supplies                                     162.6        14.2       158.2        14.3          2.8
  Provision for uncollectible accounts          77.3         6.8        73.9         6.7          4.6
  Depreciation and amortization                 77.0         6.7        72.4         6.5          6.3
  Other operating costs                        257.7        22.7       249.2        22.5          3.4
                                             -------     -------     -------     -------
    Total operating costs and expenses         990.4        86.8       961.6        86.8          3.0
                                             -------     -------     -------     -------

OPERATING INCOME                               151.1        13.2       146.4        13.2          3.2
  Interest expense, net                        (76.9)       (6.7)      (88.6)       (8.0)       (13.2)
                                             -------     -------     -------     -------

INCOME BEFORE TAXES AND MINORITY
    EQUITY INTEREST                             74.2         6.5        57.8         5.2         28.4
Provision for income taxes                     (31.4)       (2.7)      (27.6)       (2.5)        13.8
                                             -------     -------     -------     -------

INCOME BEFORE MINORITY EQUITY INTEREST          42.8         3.8        30.2         2.7         41.7
Minority equity interest                        (2.0)       (0.2)       (1.4)       (0.1)        42.9
                                             -------     -------     -------     -------

NET INCOME                                   $  40.8         3.6%    $  28.8         2.6%        41.7%
                                             -------     -------     -------     -------
                                             -------     -------     -------     -------

     The following table sets forth certain operating statistics of the Company's hospitals for the six months ended February 28, 1994 and 1993:


OPERATING STATISTICS (1):                    1994           1993
                                            ------         ------
ADMISSIONS
  Medicare/Medicaid                         63,965         57,316
  Contracted                                30,361         27,066
  Non-contracted                            22,986         27,878
  Other                                      1,416          1,403
                                         ---------        -------
    Total admissions                       118,728        113,663
                                         ---------        -------
                                         ---------        -------

EQUIVALENT ADMISSIONS (2)                  160,926        151,777

OUTPATIENT VOLUME
  Visits (3)                             1,022,960        796,971
  Surgeries                                 58,900         58,021
                                         ---------        -------
    Total outpatient volume              1,081,860        854,992
                                         ---------        -------
                                         ---------        -------

PATIENT DAYS                               695,102        691,399
EQUIVALENT PATIENT DAYS (2)                932,055        912,004
LICENSED BEDS OCCUPANCY RATE                 47.2%          47.9%
LICENSED BEDS AT END OF PERIOD               8,131          8,003


(1) Represents statistics for hospitals only and has not been adjusted to include statistics for related healthcare entities.

(2) Represents actual admissions/patient days as adjusted to include outpatient and emergency room services by adding to actual admissions/patient days an amount derived by dividing outpatient and emergency room revenue by inpatient revenue per admission/patient days.

(3) Includes home health visits of 294,730 and 116,251 for the six months ended February 28, 1994 and 1993, respectively.

     Net revenues for the six months ended February 28, 1994, increased 3.0% or $33.5 million over net revenues for the six months ended February 28, 1993. Such increase is primarily attributable to growth in both inpatient and outpatient revenues as a result of new patient care services, higher utilization of outpatient and ancillary services and higher third party reimbursement rates. Net revenues from inpatient services increased 2.8% to $800 million, or 71.3% of net patient revenues, for the six months ended February 28, 1994 from $778 million or 71.2% of net patient revenues for the six months ended February 28, 1993. Net revenues from outpatient services increased 2.5% to $322 million, or 28.7% of net patient revenues, for the six months ended February 28, 1994, from $314 million, or 28.8% of net patient revenues for the six months ended February 28, 1993. The addition of ancillary facilities associated with several of the Company's hospitals to accommodate the higher utilization of outpatient services has contributed to the increase in net revenues from outpatient services. The Company's growth of home health services resulted in an increase in the related net revenues.

     For the six months ended February 28, 1994, the Medicare/Medicaid programs and contracted services accounted for a greater portion of the Company's business as compared to the six months ended February 28, 1993. This shift from non-contracted services is due in part to a greater portion of the population qualifying for Medicare/Medicaid coverage and the increasing number of states and insurance companies which are negotiating contracted amounts paid for services rendered.

     Expense management continues to be a significant factor in maintaining the operating margin improvement experienced by the Company. Operating expenses (excluding depreciation and amortization) increased only 2.7% over the six months ended February 28, 1993. On a volume-adjusted, or per equivalent admission basis, operating costs declined 3.1% over the six months ended February 28, 1993.

     Interest expense, net decreased 13.2% or $11.7 million for the six months ended February 28, 1994 as a result of debt refinancings occurring in the last six months of fiscal 1993 and the use of cash from operations to reduce indebtedness.

     The tax provision for the six months ended February 28, 1994 and 1993 is greater than that which would occur using the Company's marginal tax rate against its income before taxes and minority equity interest, due in large part to the amortization of cost in excess of net assets acquired not being deductible for tax provision purposes.

                           PART II.  OTHER INFORMATION



ITEM 1.   LEGAL PROCEEDINGS

          No material developments in the Company's legal proceedings have occurred since August 31, 1993.

ITEM 2.   CHANGES IN SECURITIES

          Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               At the Company's Annual Meeting of Stockholders which was held on January 12, 1994, stockholders elected eleven directors to the Company's Board of Directors.

ITEM 5.   OTHER INFORMATION

          Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (A)  EXHIBITS

               11 Computations of earnings per share.

          (B)  REPORTS ON FORM 8-K

               None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

                                        AMERICAN MEDICAL HOLDINGS, INC.
Date: April 12, 1994
                                        By:      ALAN J. CHAMISON
                                            ---------------------------------
                                                  Alan J. Chamison
                                        Executive Vice President and Chief
                                        Financial Officer


Date: April 12, 1994
                                        By:      BARY G. BAILEY
                                            ---------------------------------
                                                  Bary G. Bailey
                                        Vice President and Controller


                                        AMERICAN MEDICAL INTERNATIONAL, INC.

Date: April 12, 1994
                                        By:      ALAN J. CHAMISON
                                            ---------------------------------
                                                  Alan J. Chamison
                                        Executive Vice President and Chief
                                        Financial Officer


Date: April 12, 1994
                                        By:      BARY G. BAILEY
                                            ---------------------------------
                                                  Bary G. Bailey
                                        Vice President and Controller