Form 10-K/A
period 1993-08-31
AMERICAN MEDICAL HOLDINGS INC; AMERICAN MEDICAL INTERNATIONAL INC /DE/
filed 1994-06-22
CIK 861439, 312655

- - - -------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                              --------------------
                                   FORM 10-K/A

(Mark one)
 /X/              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                    For the fiscal year ended August 31, 1993
                                       OR
 / /            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OR THE SECURITIES ACT OF 1934(NO FEE REQUIRED)
                    For the transition period from     to
                             Commission file number
                                     1-10511
                          -----------------------------
                         AMERICAN MEDICAL HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                    13-3527632
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)
                             Commission file number
                                     1-7612
                          -----------------------------
                      AMERICAN MEDICAL INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                    95-2111054
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

14001 N. Dallas Parkway, Dallas, Texas                    75240
(Address of principal executive offices)               (Zip Code)

       (Registrant's telephone number, including area code) (214) 789-2200

The undersigned registrants hereby amend Item 5. Market for Registrant's Common Stock and Related Stockholder Matters of their Annual Report for the fiscal year ended August 31, 1993 on Form 10-K as set forth in the page attached hereto. The sole purpose of this amendment is to correct a transmission error in the electronic filing of the registrants' Annual Reports for the fiscal year ended August 31, 1993 on Form 10-K.


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.




                                        AMERICAN MEDICAL INTERNATIONAL, INC.
                                        AMERICA MEDICAL HOLDINGS, INC.
                                        -------------------------------------
                                                   (Registrants)


                                        By  /s/ Betty G. Balley
                                          ------------------------------------
                                                Betty G. Balley
                                                Vice President and Controller


- - - -------------------------------------------------------------------------------

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder
Matters.



     Holdings' common stock is traded on the New York Stock Exchange. Holdings owns all of AMIs issued and outstanding common stock and such shares are no longer publicly traded. The following table indicates the quarterly high and low sales prices of Holdings' common stock for the period from September 1, 1991 through August 31, 1993. Certain covenants in the Company's bank credit and other financing agreements restrict the payment of cash dividends on Holdings' common stock (See Item 14(a), Note 3 to the Financial Statements). No dividends were paid on Holdings' common stock for the periods presented. (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources").





                                                             SALES PRICE
                                                          -------------------
                                                           HIGH         LOW
                                                          ------      -------
1993
          First Quarter. . . . . . . . . . . . . .        $10 7/8    $  8
          Second Quarter . . . . . . . . . . . . .         13 3/4      10 5/8
          Third Quarter. . . . . . . . . . . . . .         11 5/8       9 7/8
          Fourth Quarter . . . . . . . . . . . . .         14          10 1/4
1992
          First Quarter. . . . . . . . . . . . . .        $10 5/8    $  7 1/8
          Second Quarter . . . . . . . . . . . . .         11 5/8       7 3/4
          Third Quarter. . . . . . . . . . . . . .         10 1/2       8 5/8
          Fourth Quarter . . . . . . . . . . . . .         10 3/8       7


There were 13,408 holders of record of Holdings' shares as of November 18, 1993.