Form 10-K/A
period 1993-08-31
AMERICAN MEDICAL HOLDINGS INC; AMERICAN MEDICAL INTERNATIONAL INC /DE/
filed 1994-06-22
CIK 861439, 312655

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




                                        AMERICAN MEDICAL INTERNATIONAL, INC.
                                        AMERICA MEDICAL HOLDINGS, INC.
                                        -------------------------------------
                                                   (Registrants)


                                        By  /s/ Bary G. Bailey
                                          ------------------------------------
                                                Bary G. Bailey
                                                Vice President and Controller


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