Form 10-Q
period 1994-05-31
AMERICAN MEDICAL HOLDINGS INC; AMERICAN MEDICAL INTERNATIONAL INC /DE/
filed 1994-07-15
CIK 861439, 312655

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
   /X/       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED MAY 31, 1994

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



     As of July 14, 1994, there were 77,427,770 shares of American Medical Holdings, Inc. Common Stock, $.01 par value outstanding.


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

     The Company is one of the leading hospital management companies in the United States. Founded in 1960 as the first investor-owned hospital company, AMI operates 36 acute-care and one psychiatric hospital containing a total of 9,021 licensed beds. AMI focuses on delivering value to its patients and its communities with a full range of quality inpatient and outpatient services including medical, surgical, obstetric, diagnostic, specialty and home health care. The Company also operates ancillary facilities at each of its hospitals, such as ambulatory, occupational and rural healthcare clinics. The Company's hospitals are principally located in the suburbs of major metropolitan areas in 13 states including Texas, Florida and California.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                             MAY 31, 1994                 AUGUST 31, 1993
                                                                       -------------------------     -------------------------
                                                                        HOLDINGS          AMI         HOLDINGS          AMI
                                                                       ----------     ----------     ----------     ----------
                                                                              (UNAUDITED)

ASSETS

CURRENT ASSETS
  Cash and short-term cash investments                                $   27,761     $   27,761     $   44,335     $   44,335
  Accounts receivable, net                                               160,052        160,052         90,596         90,596
  Income taxes receivable, net (including
    current portion of deferred income taxes)                              --             --            24,641         24,641
  Other current assets                                                    79,849         79,849         71,133         71,133
                                                                      ----------     ----------     ----------     ----------
    Total current assets                                                 267,662        267,662        230,705        230,705
                                                                      ----------     ----------     ----------     ----------

PROPERTY AND EQUIPMENT                                                 1,940,954      1,940,954      1,799,945      1,799,945
  Less -- accumulated depreciation                                       478,544        478,544        395,736        395,736
                                                                      ----------     ----------     ----------     ----------
    Net property and equipment                                         1,462,410      1,462,410      1,404,209      1,404,209
                                                                      ----------     ----------     ----------     ----------

NOTES RECEIVABLE                                                           6,957          6,957         10,791         10,791
INVESTMENTS                                                               33,694         33,694         27,982         27,982
COST IN EXCESS OF NET ASSETS ACQUIRED, NET                             1,150,400      1,150,400      1,165,435      1,165,435
DEFERRED COSTS                                                            37,236         37,236         29,248         29,248
                                                                      ----------     ----------     ----------     ----------
                                                                      $2,958,359     $2,958,359     $2,868,370     $2,868,370
                                                                      ----------     ----------     ----------     ----------
                                                                      ----------     ----------     ----------     ----------


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES                                                   $  501,180     $  501,180     $  370,655     $  370,655
LONG-TERM DEBT                                                         1,133,002      1,133,002      1,283,665      1,283,665
CONVERTIBLE SUBORDINATED DEBT                                             10,649         10,649         10,487         10,487
DEFERRED INCOME TAXES                                                    216,807        216,807        211,451        211,451
OTHER DEFERRED CREDITS AND LIABILITIES                                   279,566        279,566        288,239        288,239
COMMITMENTS AND CONTINGENCIES
COMMON STOCK SUBJECT TO
  REPURCHASE OBLIGATIONS                                                   --             --             6,046          --
                                                                      ----------     ----------     ----------     ----------
SHAREHOLDERS' EQUITY
  Common stock                                                               772            725            768            725
  Additional paid-in capital                                             605,775        590,170        596,623        587,060
  Retained earnings                                                      218,608        234,260        108,436        124,088
  Adjustment for minimum pension liability                                (8,000)        (8,000)        (8,000)        (8,000)
                                                                      ----------     ----------     ----------     ----------
    Total shareholders' equity                                           817,155        817,155        697,827        703,873
                                                                      ----------     ----------     ----------     ----------
                                                                      $2,958,359     $2,958,359     $2,868,370     $2,868,370
                                                                      ----------     ----------     ----------     ----------
                                                                      ----------     ----------     ----------     ----------


     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                     THREE MONTHS ENDED MAY 31,
                                                                       -------------------------------------------------------
                                                                                 1994                          1993
                                                                       -------------------------     -------------------------
                                                                        HOLDINGS          AMI         HOLDINGS          AMI
                                                                       ----------     ----------     ----------     ----------

NET REVENUES                                                          $  601,974     $  601,974     $  565,475     $  565,475
OPERATING COSTS AND EXPENSES:
  Salaries and benefits                                                  219,255        219,255        207,344        207,344
  Supplies                                                                85,269         85,269         81,512         81,512
  Provision for uncollectible accounts                                    40,777         40,777         37,147         37,147
  Depreciation and amortization                                           38,893         38,893         37,010         37,010
  Other operating costs                                                  128,813        128,813        117,149        117,149
                                                                      ----------     ----------     ----------     ----------
    Total operating costs and expenses                                   513,007        513,007        480,162        480,162
                                                                      ----------     ----------     ----------     ----------

OPERATING INCOME                                                          88,967         88,967         85,313         85,313
  Gain on sale of securities                                              69,328         69,328             --             --
  Interest expense, net                                                  (38,329)       (38,329)       (44,187)       (44,187)
                                                                      ----------     ----------     ----------     ----------

INCOME BEFORE TAXES, MINORITY EQUITY
    INTEREST AND EXTRAORDINARY LOSS                                      119,966        119,966         41,126         41,126
Provision for income taxes                                               (47,500)       (47,500)       (18,300)       (18,300)
                                                                      ----------     ----------     ----------     ----------

NET INCOME BEFORE MINORITY EQUITY INTEREST
    AND EXTRAORDINARY LOSS                                                72,466         72,466         22,826         22,826
Minority equity interest                                                  (1,175)        (1,175)        (1,105)        (1,105)
                                                                      ----------     ----------     ----------     ----------

NET INCOME BEFORE EXTRAORDINARY LOSS                                      71,291         71,291         21,721         21,721
Extraordinary loss on early extinguishment
    of debt                                                               (1,909)        (1,909)        (6,594)        (6,594)
                                                                      ----------     ----------     ----------     ----------

NET INCOME                                                            $   69,382     $   69,382     $   15,127     $   15,127
                                                                      ----------     ----------     ----------     ----------
                                                                      ----------     ----------     ----------     ----------

PER SHARE DATA:
Net income before extraordinary loss                                  $     0.92            N/A   $       0.28            N/A
Extraordinary loss on early extinguishment
    of debt                                                                (0.02)           N/A          (0.09)           N/A
                                                                      ----------                    ----------
Net income per common and
    common equivalent share                                           $     0.90            N/A   $       0.19            N/A
                                                                      ----------                    ----------
                                                                      ----------                    ----------

Average common shares outstanding
    during the period                                                     77,160            N/A         76,785            N/A
                                                                      ----------                    ----------
                                                                      ----------                    ----------




     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                      NINE MONTHS ENDED MAY 31,
                                                                       -------------------------------------------------------
                                                                                 1994                          1993
                                                                       -------------------------     -------------------------
                                                                        HOLDINGS          AMI         HOLDINGS          AMI
                                                                       ----------     ----------     ----------     ----------

NET REVENUES                                                          $1,743,530     $1,743,530     $1,673,510     $1,673,510
OPERATING COSTS AND EXPENSES:
  Salaries and benefits                                                  635,059        635,059        615,264        615,264
  Supplies                                                               247,881        247,881        239,722        239,722
  Provision for uncollectible accounts                                   118,094        118,094        111,045        111,045
  Depreciation and amortization                                          115,855        115,855        109,384        109,384
  Other operating costs                                                  386,516        386,516        366,346        366,346
                                                                      ----------     ----------     ----------     ----------
    Total operating costs and expenses                                 1,503,405      1,503,405      1,441,761      1,441,761
                                                                      ----------     ----------     ----------     ----------

OPERATING INCOME                                                         240,125        240,125        231,749        231,749
  Gain on sale of securities                                              69,328         69,328             --             --
  Interest expense, net                                                 (115,269)      (115,269)      (132,754)      (132,754)
                                                                      ----------     ----------     ----------     ----------

INCOME BEFORE TAXES, MINORITY EQUITY
    INTEREST AND EXTRAORDINARY LOSS                                      194,184        194,184         98,995         98,995
Provision for income taxes                                               (78,900)       (78,900)       (45,900)       (45,900)
                                                                      ----------     ----------     ----------     ----------

NET INCOME BEFORE MINORITY EQUITY INTEREST
    AND EXTRAORDINARY LOSS                                               115,284        115,284         53,095         53,095
Minority equity interest                                                  (3,203)        (3,203)        (2,531)        (2,531)
                                                                      ----------     ----------     ----------     ----------

NET INCOME BEFORE EXTRAORDINARY LOSS                                     112,081        112,081         50,564         50,564
Extraordinary loss on early extinguishment
    of debt                                                               (1,909)        (1,909)        (6,594)        (6,594)
                                                                      ----------     ----------     ----------     ----------

NET INCOME                                                            $  110,172     $  110,172     $   43,970    $    43,970
                                                                      ----------     ----------     ----------     ----------
                                                                      ----------     ----------     ----------     ----------

PER SHARE DATA:
Net income before extraordinary loss                                  $     1.45            N/A          $0.66            N/A
Extraordinary loss on early extinguishment
    of debt                                                                (0.02)           N/A          (0.09)           N/A
                                                                      ----------                    ----------
Net income per common and
    common equivalent share                                          $      1.43            N/A    $      0.57            N/A
                                                                      ----------                    ----------
                                                                      ----------                    ----------

Average common shares outstanding
    during the period                                                     77,052            N/A         76,729            N/A
                                                                      ----------                    ----------
                                                                      ----------                    ----------




     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                      NINE MONTHS ENDED MAY 31,
                                                                       -------------------------------------------------------
                                                                                 1994                          1993
                                                                       -------------------------     -------------------------
                                                                        HOLDINGS          AMI         HOLDINGS          AMI
                                                                       ----------     ----------     ----------     ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income before extraordinary loss                                $  112,081    $  112,081     $   50,564     $   50,564
  Adjustments to reconcile to net cash
    provided by operating activities:
  Depreciation and amortization                                          115,855       115,855        109,384        109,384
  Amortization of debt discount, deferred
    financing costs and non-cash interest                                 36,793        36,793         47,716         47,716
  Gain on sale of securities                                             (69,328)      (69,328)            --             --
  Change in working capital                                              ( 3,611)      ( 3,611)        (9,842)        (9,842)
  Other                                                                  (13,922)      (13,922)        (8,174)        (8,174)
                                                                      ----------    ----------     ----------     ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                177,868       177,868        189,648        189,648
                                                                      ----------    ----------     ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on debt                                                      ( 58,101)      (58,101)      (173,972)      (173,972)
  Reducing revolving credit facility                                     (14,000)      (14,000)            --             --
  Borrowings                                                                 971           971        150,483        150,483
  Other                                                                    3,110         3,110          1,235          1,235
                                                                      ----------    ----------     ----------     ----------

NET CASH USED IN FINANCING ACTIVITIES                                    (68,020)      (68,020)       (22,254)       (22,254)
                                                                      ----------    ----------     ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment additions                                       (85,347)      (85,347)       (91,315)       (91,315)
  Acquisition                                                            (92,079)      (92,079)            --             --
  Sale of securities                                                      72,437        72,437             --             --
  Increase in deferred costs                                              (2,801)       (2,801)        (8,083)        (8,083)
  Additions to notes receivable and
    investments                                                          (10,450)      (10,450)       ( 4,514)        (4,514)
  Decrease in notes receivable and
    investments                                                           10,619        10,619         17,468         17,468
  Other                                                                  (18,801)      (18,801)        (1,146)        (1,146)
                                                                      ----------     ----------     ----------     ----------
NET CASH USED IN INVESTING ACTIVITIES                                   (126,422)     (126,422)       (87,590)       (87,590)
                                                                      ----------     ----------     ----------     ----------
INCREASE (DECREASE) IN CASH AND
    SHORT-TERM CASH INVESTMENTS                                          (16,574)      (16,574)        79,804         79,804
Cash and short-term cash investments,
    beginning of period                                                   44,335        44,335         70,536         70,536
                                                                      ----------     ----------     ----------     ----------
CASH AND SHORT-TERM CASH INVESTMENTS,
    END OF PERIOD                                                     $   27,761     $  27,761     $  150,340     $  150,340
                                                                      ----------     ----------     ----------     ----------
                                                                      ----------     ----------     ----------     ----------
SUPPLEMENTAL DISCLOSURES:
  Income taxes paid (net of refunds)                                  $   45,754     $  45,754     $   70,673     $   70,673
  Interest paid (net of capitalized costs)                            $   79,940     $  79,940     $   85,175     $   85,175




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

(2)       ACQUISITIONS

          On May 1, 1994, the Company completed the purchase of Saint Francis Hospital located in Memphis, Tennessee. The hospital, containing 890 beds, now represents the largest hospital owned and operated by the Company. In conjunction with this purchase, in June 1994, the Company completed the acquisition of a management services organization in the Memphis area.

          In July 1994, a limited partnership, of which a wholly-owned subsidiary of AMI is general partner, executed a definitive agreement to purchase Hilton Head Hospital located in Hilton Head, South Carolina. Thus, the results of operations of the hospital will be consolidated with the results of operations of Holdings and AMI subsequent to the acquisition date. The purchase is expected to be completed during the first quarter of fiscal 1995.

(3)       ACCOUNTS RECEIVABLE

          As of May 31, 1994, and August 31, 1993, Holdings and AMI had reserves for uncollectible receivables of $102.0 million and $98.1 million, respectively.

(4)       COST IN EXCESS OF NET ASSETS ACQUIRED

          The cost in excess of net assets acquired is being amortized over 40 years from the original acquisition date. Holdings' and AMI's cumulative amortization of cost in excess of net assets acquired as of May 31, 1994 and August 31, 1993, was $149.1 million and $125.2 million, respectively. Amortization of cost in excess of net assets acquired for Holdings and AMI was $23.9 million and $24.0 million for the nine months ended May 31, 1994 and 1993, respectively.

(5)       LONG-TERM DEBT

          As of May 31, 1994, $273 million was outstanding under the Company's $600 million revolving credit facility. The rate at which interest accrues is 5.5%. In addition, $31.3 million in letters of credit were issued thereunder.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

          On June 28, 1994, the Company amended its revolving credit facility whereby the five year credit facility was extended to September 1999 and the rate at which interest accrues was reduced. Amounts outstanding under the revolving credit facility will accrue interest, at the option of AMI, at
(i) adjusted LIBOR plus .875% (subject to reduction upon the satisfaction of certain conditions) or (ii) at the alternative base rate specified for the revolving credit facility.


(6)       COMMITMENTS AND CONTINGENCIES

          Holdings and AMI are subject to claims and suits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of all pending legal proceedings will not have a material adverse effect on the business or financial condition of Holdings or AMI.

(7)       CAPITAL STOCK

          As of May 31, 1994, Holdings had 200 million shares of $0.01 par value common stock authorized. Of such shares, 77,214,000 and 76,873,000 were outstanding as of May 31, 1994, and August 31, 1993, respectively. As of May 31, 1994, Holdings had five million shares of $0.01 par value of Preferred Stock authorized, of which none were outstanding.

          Holdings is the owner of all outstanding shares of common stock of AMI. As of May 31, 1994, and August 31, 1993, 72,481,000 shares of AMI common stock were outstanding.

          The Company's obligation to repurchase shares of Holdings' common stock held by certain executive officers no longer exists. Therefore, there is no amount outstanding related to common stock subject to repurchase obligations as of May 31, 1994.

(8)       NET REVENUES

          Revenues are presented net of reserves to recognize the difference between the established rates for covered services and the amount paid by third party or private payors. Patient revenues received under government and some privately sponsored insurance programs are based on cost as defined under the programs or at predetermined rates based upon the diagnosis, plus capital costs, return on equity, and other adjustments rather than customary charges. Adjustments are recorded based on estimated amounts and contract interpretations. Such adjustments are generally subject to final audit and settlement. Holdings' and AMI's net revenues reflect the impact of these adjustments for the three and nine months ended May 31, 1994 and 1993 of $551.1 million, $1,588.5 million, $500.7 million and $1,444.2 million, respectively.
In management's opinion, the reserves established are adequate to cover the ultimate liabilities that may result from final settlements.

          Net revenues from Medicare and Medicaid represented 42% and 38% of total net revenues for the nine months ended May 31, 1994 and 1993, respectively. In addition, the Company has net revenues from other contracted business which represented 25% of total net revenues for the nine months ended May 31, 1994 and 1993.

(9)       GAIN ON SALE OF SECURITIES

          During the third quarter of fiscal 1994, AMI recognized a $69.3 million pre-tax gain, or $43.4 million net of tax, related to the sale of AMI's interest in EPIC Holdings, Inc. as a result of the merger of EPIC Holding, Inc. with HealthTrust, Inc. - the Hospital Company. In connection with the disposition of AMI's interest in EPIC Holdings, Inc., the Company was represented by and paid a fee of approximately $2.3 million to a major stockholder.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



(10)      INTEREST EXPENSE, NET

          Interest expense, net for Holdings and AMI consists of the following (in thousands):


                                                  THREE MONTHS ENDED MAY 31,
                                                  --------------------------
                                                      1994           1993
                                                   ----------     ----------

Interest costs                                    $   27,840     $   30,309
Amortization of debt discount, deferred
  financing costs and non-cash interest               12,077         15,442
Interest costs capitalized                              (985)          (318)
                                                  ----------     ----------
                                                      38,932         45,433
Interest income                                         (603)        (1,246)
                                                  ----------     ----------
Interest expense, net                             $   38,329     $   44,187
                                                  ----------     ----------
                                                  ----------     ----------



                                                   NINE MONTHS ENDED MAY 31,
                                                   -------------------------
                                                      1994           1993
                                                   ----------     ----------


Interest costs                                    $   82,825     $   90,190
Amortization of debt discount, deferred
  financing costs and non-cash interest               36,793         47,716
Interest costs capitalized                            (2,400)          (919)
                                                  ----------     ----------
                                                     117,218        136,987
Interest income                                       (1,949)        (4,233)
                                                  ----------     ----------
Interest expense, net                             $  115,269     $  132,754
                                                  ----------     ----------
                                                  ----------     ----------



(11)      MINORITY EQUITY INTEREST

          Minority equity interest expense of $1.3 million, $4.6 million, $1.8 million and $4.1 million for the three and nine months ended May 31, 1994 and 1993, respectively, is presented net of income taxes in the accompanying condensed consolidated statements of income.

(12)      EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT

          During the third quarter of fiscal 1994, AMI repurchased $15.4 million principal amount of the 15% Junior Subordinated Discount Debentures, Due 2005 resulting in a pre-tax loss of $3.0 million or $1.9 million, net of tax.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(13)      SUPPLEMENTAL CASH FLOW INFORMATION

          The Company assumed net assets of approximately $95.0 million related to the purchase of Saint Francis Hospital.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

          Cash provided by operating activities decreased $11.8 million to $177.9 million for the nine months ended May 31, 1994 when compared to the same period a year ago.


          In May 1994, the Company received $72.4 million related to the disposition of AMI's interest in EPIC Holdings, Inc. as a result of the merger of EPIC Holdings, Inc. with HealthTrust, Inc. - The Hospital Company.


          The Company invested $85.3 million in capital expenditures (excluding acquisitions) for the nine months ended May 31, 1994, and, as of the end of such period, had approximately $20.2 million of construction commitments outstanding. These capital expenditures are for new construction and renovations to facilitate and accommodate new inpatient and outpatient programs and to develop and acquire new lines of business, including home health care, surgery centers and physician practices. In May 1994, the Company completed the purchase of Saint Francis Hospital located in Memphis, Tennessee for a purchase price of approximately $92 million. The hospital, containing 890 beds, now represents the largest hospital owned and operated by the Company. In conjunction with this purchase, in June 1994 the Company completed the acquisition of a management services organization, also located in the Memphis area. The Company intends to continue to invest in new and existing operations within the healthcare industry.


     On June 28, 1994, the Company amended its revolving credit facility to extend the bank commitments thereunder until September 1999 and to decrease the rate of interest applicable to amounts outstanding thereunder to, at the option of AMI, (i) adjusted LIBOR plus .875% (subject to reduction upon the satisfaction of certain conditions) or (ii) the alternative base rate specified for the revolving credit facility. The Company continues to be subject to certain capital expenditure limitations.


           The Company repaid (excluding repayments on the revolving credit facility) $58.1 million of long-term debt during the nine months ended May 31, 1994 from cash provided by operating activities, short-term cash investments and borrowings under the revolving credit facility. Repayments of $28 million were for the redemption of the remaining principal amount of the 6 3/4% Swiss franc/dollar dual currency senior notes due 1997 during the first quarter of fiscal 1994. Additionally, during the third quarter of fiscal 1994, the Company repurchased $15.4 million principal amount of the 15% Junior Subordinated Discount Debentures, Due 2005, as well as repaid approximately $14.7 million of certain other indebtedness. The amount outstanding under the revolving credit facility decreased to $273 million as of May 31, 1994, from $287 million outstanding as of August 31, 1993.


          Management believes that sufficient funds will be generated from operations, augmented by borrowings under the revolving credit facility, to finance operations, capital expenditures and service debt. Scheduled principal payments, excluding amounts that may become due on the revolving credit facility, will be $1.4 million in the remainder of fiscal 1994, $156.1 million in fiscal 1995, $57.0 million in fiscal 1996, $182.1 million in fiscal 1997, $2.3 million in fiscal 1998, and $275.6 million in fiscal 1999.



          The terms of certain indebtedness of the Company impose operating and financial restrictions requiring the Company to maintain certain financial ratios and restrict the Company's ability to incur additional indebtedness and enter into leases and guarantees of debt; to incur capital expenditures; to make loans and investments; to pay dividends or repurchase shares of stock; to repurchase, retire or refinance indebtedness prior to maturity; and to purchase or sell assets. The Company has pledged the capital stock of certain direct (first tier) subsidiaries as security for the Company's obligations under the revolving credit facility and certain other senior indebtedness of the Company. In addition, the Company has granted a security interest in its accounts receivable as security for its obligations under the revolving credit facility. Management believes that the Company is currently in compliance with all material covenants and restrictions contained in all financial agreements.

RESULTS OF OPERATIONS

GENERAL TRENDS

          The Company's net revenues have continued to increase as compared with the same period of the prior year as a result of increased volume from outpatient and inpatient services, the expansion of patient care services and general price increases. An increase in the number of medical procedures being performed on an outpatient basis previously performed on an inpatient basis has occurred as a result of (i) advanced medical technology and (ii) cost containment pressures from payors to direct more patients from inpatient facilities to less expensive outpatient facilities. Accordingly, several of the Company's hospitals continue to expand or redesign their outpatient facilities and services to accommodate the increased utilization of such facilities. The growth rate of the Company's outpatient revenue realized from the shift of inpatient care services to outpatient care services is expected to occur at a slower pace in the future, from the rate experienced in the past, as the use of such services mature.

          To accommodate the growing demand for specialized inpatient and outpatient care, the Company has piloted a program to implement the "hospital-within-a-hospital" concept whereby specific programs (i.e. long-term care, rehabilitation units, home health) are established as separate units in the Company's existing hospitals. Regulations are currently being proposed by the Health Care Financing Administration that, if enacted, would limit the opportunity provided by the development of the specialized services.

          Medicare and Medicaid revenues are expected to continue to increase in the future as a larger portion of the general population qualifies for coverage as a result of the aging of the population and expanded state Medicaid programs. This in turn may decrease the Company's overall rate of revenue growth as a result of (i) a corresponding change in payor mix and (ii) the disparity between the rate of increase of the Company's customary charges and the government's reimbursement rate. The Medicare program reimburses the Company's hospitals primarily based on established rates by a diagnosis related group for acute care hospitals and by a cost based formula for psychiatric hospitals. While Medicare payment rates are indexed for inflation annually, the increases have historically lagged behind actual inflation.

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

          Competition among hospitals and other healthcare providers in the United States has increased over the past years due to changes in government regulation and reimbursement, various other third-party payor cost containment pressures and medical technology. As these factors continue to affect healthcare providers, along with the impending reforms proposed in the Clinton Administration and Congress, the healthcare industry has experienced a significant increase in the number of mergers and acquisitions occurring for both investor-owned and non-profit hospitals.

          To offset these factors which may limit net revenue growth, the Company continues to look at providing an increasing array of healthcare services by expanding the Company's operations and by integrating broad healthcare networks. As a result, the Company is developing physician networks and alliances with other healthcare providers to create fully integrated healthcare delivery systems. In addition to expanding services, management believes that its cost containment efforts have been critical in improving and maintaining operating margins while providing a high level of patient care.

          A significant portion of the Company's operating costs and expenses are subject to inflationary increases. Since the healthcare industry is labor intensive, salaries and benefits are continually affected by inflation. To control labor costs, the Company has and will continue to monitor, at the hospital level, the daily staff coverage. In addition, increasing supply costs are the result of vendors passing on rising costs through price increases. To control increases in supply costs, management continues to focus on the development of pharmaceutical formularies to control the usage of new drugs to only those situations which warrant their specific use and to aggressively negotiate supply purchase contracts. In further adherence to controlling costs, the Company continues to expand its case management (review of associated costs for patient care for specific treatment) in its hospitals. The Company's ability to pass on a certain portion of the increased costs associated with providing healthcare to Medicare/Medicaid patients may be limited by existing government reimbursement programs for healthcare services unless the federal and state governments correspondingly increase the rates of payments under these programs. Although the Company cannot predict its ability to continue to cover future cost increases, management believes that through the continued adherence to the cost reduction programs, labor management and reasonable price increases, the effects of inflation is not expected to have a material adverse effect on operating margins.

HEALTHCARE REFORM

          The healthcare industry continues to be faced with federal and state efforts to reform the healthcare delivery system. The federal reform proposals have been made by the Clinton Administration, as well as by several members of Congress. The Clinton Administration's proposed healthcare reform plan contains provisions which would impose among other things, cost controls on hospitals, insurance market reforms to increase the availability of group health insurance to small businesses, requirements that all businesses offer health insurance coverage to their employees and the creation of a single government health insurance plan (to reduce administrative costs) that would cover all citizens. The healthcare reform plan also proposes healthcare coverage for all citizens, a circumstance which may result in additional revenues for the Company; however, this increase in revenues may be offset by lower levels of reimbursement from various payors. The various congressional reform proposals have differing approaches to reform and the funding of healthcare coverage. In addition, some states, including Florida, have already enacted reforms and continue to consider additional reforms. The type and impact of such reform continues to be debated at both the federal and state levels.

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



                                                                                  NINE MONTHS ENDED MAY 31,
                                                            ---------------------------------------------------------------------
                                                                                    (DOLLARS IN MILLIONS)
                                                                            1994                          1993        % OF DOLLAR
                                                                          % OF NET                      % OF NET       INCREASE
                                                                          REVENUES                      REVENUES      (DECREASE)
                                                                          --------                      --------      -----------

NET REVENUES
  Medicare/Medicaid                                        $  734           42.1%        $  630           37.6%          16.5%
  Contracted services                                         442           25.3            427           25.5            3.5
  Non-contracted services                                     508           29.1            561           33.5           (9.4)
  Other sources                                                60            3.5             56            3.4            7.1
                                                           ------          -----         ------          -----
    Total net revenues                                      1,744          100.0          1,674          100.0            4.2
                                                           ------          -----         ------          -----

OPERATING COSTS AND EXPENSES
  Salaries and benefits                                       635           36.4            615           36.7            3.3
  Supplies                                                    248           14.2            240           14.3            3.3
  Provision for uncollectible accounts                        118            6.8            111            6.7            6.3
  Depreciation and amortization                               116            6.7            109            6.5            6.4
  Other operating costs                                       387           22.1            367           21.9            5.4
                                                           ------          -----         ------          -----
    Total operating costs and expenses                      1,504           86.2          1,442           86.1            4.3
                                                           ------          -----         ------          -----

OPERATING INCOME                                              240           13.8            232           13.9            3.4
  Gain on sale of securities                                   69            3.9             --             --             --
  Interest expense, net                                      (115)          (6.6)          (133)          (8.0)         (13.5)
                                                           ------          -----         ------          -----

INCOME BEFORE TAXES, MINORITY EQUITY
    INTEREST AND EXTRAORDINARY LOSS                           194           11.1             99            5.9           96.0
Provision for income taxes                                    (79)          (4.5)           (46)          (2.8)          71.7
                                                           ------          -----         ------          -----

NET INCOME BEFORE MINORITY EQUITY INTEREST
    AND EXTRAORDINARY LOSS                                    115            6.6             53            3.1          117.0
Minority equity interest                                       (3)          (0.2)            (2)          (0.1)          50.0
                                                           ------          -----         ------          -----

NET INCOME BEFORE EXTRAORDINARY LOSS                          112            6.4             51            3.0          119.6
Extraordinary loss on early extinguishment
    of debt                                                    (2)          (0.1)            (7)          (0.4)         (71.4)
                                                           ------          -----         ------          -----

NET INCOME                                                 $  110            6.3%          44              2.6%           2.5%
                                                           ------          -----         ------          -----
                                                           ------          -----         ------          -----


          The following table sets forth certain operating statistics of the Company's hospitals for the nine months ended May 31, 1994 and 1993:


                                                      1994           1993
OPERATING STATISTICS (1):                          ----------     ----------

ADMISSIONS
  Medicare/Medicaid                                   96,920         88,104
  Contracted                                          46,201         41,338
  Non-contracted                                      34,381         40,732
  Other                                                2,067          2,176
                                                   ---------      ---------
   Total admissions                                  179,569        172,350
                                                   ---------      ---------
                                                   ---------      ---------

EQUIVALENT ADMISSIONS (2)                            245,142        231,221

OUTPATIENT VOLUME
  Visits (3)                                       1,621,806      1,230,693
  Surgeries                                           90,318         89,975
                                                   ---------      ---------
   Total outpatient volume                         1,712,124      1,320,668
                                                   ---------      ---------
                                                   ---------      ---------

PATIENT DAYS                                       1,055,384     1,045,190
EQUIVALENT PATIENT DAYS (2)                        1,422,267     1,384,830
LICENSED BEDS AT END OF PERIOD                         9,021          8,003

(1) Represents statistics for hospitals only and has not been adjusted to include statistics for related healthcare entities.

(2) Represents actual admissions/patient days as adjusted to include outpatient and emergency room services by adding to actual admissions/patient days an amount derived by dividing outpatient and emergency room revenue by inpatient revenue per admission/patient days.

(3) Includes home health visits of 500,193 and 180,839 for the nine months ended May 31, 1994 and 1993, respectively.


          The results of operations for the nine months ended May 31, 1994 include Saint Francis Hospital since its purchase on May 1, 1994. The impact of the operations of Saint Francis Hospital for the nine months ended May 31, 1994 are not material for comparative purposes. For the three months ended May 31, 1994, Saint Francis Hospital contributed approximately 30% of the increase in net revenues and operating expenses over the same period of the prior year.

          Net revenues for the nine months ended May 31, 1994, increased 4.2% or $70 million over net revenues for the nine months ended May 31, 1993 as a result of new patient care services, higher utilization of outpatient and ancillary services and higher third party reimbursement rates. Net revenues from inpatient services increased 3.7% to $1,212 million, or 70.8% of net patient revenues, for the nine months ended May 31, 1994 from $1,168 million or 70.9% of net patient revenues for the nine months ended May 31, 1993. Net revenues from outpatient services increased 4.6% to $501 million, or 29.2% of net patient revenues, for the nine months ended May 31, 1994, from $479 million, or 29.1% of net patient revenues for the nine months ended May 31, 1993. The addition of ancillary facilities associated with several of the Company's hospitals to accommodate the higher utilization of outpatient services has contributed to the increase in net revenues from outpatient services. The Company's growth of home health services has also resulted in an increase in the related net revenues.

          Net revenues derived from Medicare/Medicaid programs for the nine months ended May 31, 1994, increased 16.5% from $630 million to $734 million as a greater portion of the population continues to qualify for such coverage. A decrease in net revenues derived from non-contracted business has continued to be experienced by the Company. An increase in the number of various third-party payors including states, insurance companies and employers' networks are negotiating contracted amounts paid for such services rendered; thus, accounting for the increase in contracted business.

          Expense management continues to be a significant factor in maintaining the operating margin improvement experienced by the Company. Operating expenses (excluding depreciation and amortization) increased only 4.3% over the nine months ended May 31, 1993. Although certain operating expenses have increased at a rate greater than the overall 4.3%, increase as a percentage of net revenues, such costs remained relatively stable compared to the prior year. On a volume-adjusted, or per equivalent admission basis, operating costs declined 1.8% over the nine months ended May 31, 1993.


          The gain on sale of securities for the nine months ended May 31, 1994 is the result of the disposition of AMI's interest in EPIC Holdings, Inc. as a result of the merger of EPIC Holdings, Inc. with HealthTrust, Inc. - the Hospital Company.


          Interest expense, net decreased 13.5% or $17.5 million for the nine months ended May 31, 1994 as a result of debt refinancings occurring during fiscal 1993 and the use of cash from operations to reduce indebtedness.

          The tax provision for the nine months ended May 31, 1994 and 1993 is greater than that which would occur using the Company's marginal tax rate against its income before taxes and minority equity interest, due in large part to the amortization of cost in excess of net assets acquired not being deductible for tax provision purposes.

                           PART II.  OTHER INFORMATION



ITEM 1.   LEGAL PROCEEDINGS

          No material developments in the Company's legal proceedings have occurred since August 31, 1993.

ITEM 2.   CHANGES IN SECURITIES

          Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

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

                            AMERICAN MEDICAL HOLDINGS, INC.
Date: July 13, 1994
                            By:          ALAN J. CHAMISON
                                ---------------------------------------
                                         Alan J. Chamison
                            Executive Vice President and Chief Financial Officer


Date: July 13, 1994
                            By:              BARY G. BAILEY
                                ---------------------------------------
                                             Bary G. Bailey
                                     Vice President and Controller


                            AMERICAN MEDICAL INTERNATIONAL, INC.

Date: July 13, 1994
                            By:          ALAN J. CHAMISON
                                ---------------------------------------
                                         Alan J. Chamison
                            Executive Vice President and Chief Financial Officer


Date: July 13, 1994
                            By:               BARY G. BAILEY
                                ---------------------------------------
                                              Bary G. Bailey
                                      Vice President and Controller