Form 10-K
period 1994-08-31
AMERICAN MEDICAL HOLDINGS INC; AMERICAN MEDICAL INTERNATIONAL INC /DE/
filed 1994-11-22
CIK 861439, 312655

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------

                                   FORM 10-K

(MARK ONE)

/X/              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                   FOR THE FISCAL YEAR ENDED AUGUST 31, 1994

                                       OR

/ /            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
               FOR THE TRANSITION PERIOD FROM         TO

                            (COMMISSION FILE NUMBER)
                                    1-10511
                           --------------------------

                        AMERICAN MEDICAL HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                13-3527632
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

                             COMMISSION FILE NUMBER
                                     1-7612
                           --------------------------

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

      (Registrants' telephone number, including area code) (214) 789-2200
                           --------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                        AMERICAN MEDICAL HOLDINGS, INC.:

(TITLE OF EACH CLASS)             (NAME OF EACH EXCHANGE ON WHICH REGISTERED)
- ------------------------------  ------------------------------------------------
Common Stock                                New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                     AMERICAN MEDICAL INTERNATIONAL, INC.:

              8 1/4% Convertible Subordinated Debentures due 2008
              9 1/2% Convertible Subordinated Debentures due 2001
                                (TITLE OF CLASS)

                         ------------------------------

    Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. American Medical Holdings, Inc. Yes X No __. American Medical International, Inc. Yes X No __.
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes X No __.
    As of November 9, 1994 there were 77,594,649 shares of American Medical Holdings, Inc. Common Stock, $.01 par value, outstanding. The aggregate market value of Common Stock held by non-affiliates of the registrant, based on the closing price of these shares at November 9, 1994, was approximately $1,108,064. For the purposes of the foregoing calculation only, all directors and executive officers and principal stockholders of the registrant have been deemed affiliates.

    All   shares  of  Common   Stock,  $.01  par   value,  of  American  Medical
International, Inc. are held by American Medical Holdings, Inc.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     INDEX

                                                                                                            PAGE
                                                                                                          REFERENCE
                                                                                                        -------------

                                                      PART I

Item  1.    Business..................................................................................            1
Item  2.    Properties................................................................................           13
Item  3.    Legal Proceedings.........................................................................           13
Item  4.    Submission of Matters to a Vote of Security Holders.......................................           13

                                                     PART II

            Market for the Registrant's Common Stock and Related
             Stockholder Matters......................................................................           14
Item  5.
Item  6.    Selected Financial Data...................................................................           15
Item  7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.....           16
Item  8.    Financial Statements and Supplementary Data...............................................           21
Item  9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......           21

                                                     PART III

Item 10.    Directors and Executive Officers of the Registrants.......................................           22
Item 11.    Executive Compensation....................................................................           27
Item 12.    Security Ownership of Certain Beneficial Owners and Management............................           34
Item 13.    Certain Relationships and Related Transactions............................................           36

                                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K...........................           39

                                     PART I

ITEM 1.  BUSINESS

    American Medical Holdings, Inc. ("Holdings") was organized in July, 1989 to acquire American Medical International, Inc. ("AMI" and, together with Holdings, the "Company"). As a result of this acquisition, Holdings is the owner of all of the outstanding shares of common stock of AMI.

    AMI was incorporated in 1957 and in 1960 became the first investor-owned hospital company. Today, the Company is one of the leading hospital management companies in the United States. As of August 31, 1994 AMI operated 36 acute care and one psychiatric hospital containing a total of 9,021 licensed beds. Subsequent to August 31, 1994, AMI, in partnership with unaffiliated third parties, acquired an additional acute care hospital, increasing the total acute care hospitals operated by AMI to 37. AMI focuses on delivering value to its patients and its communities with a full range of quality inpatient and outpatient services including medical, surgical, obstetric, diagnostic, specialty and home health care. The Company also operates ancillary facilities at each of its hospitals, such as ambulatory, occupational and rural healthcare clinics. The Company's hospitals are principally located in the suburbs of major metropolitan areas in 13 states including Texas, Florida and California.

    Holdings and AMI are Delaware corporations with principal executive offices located at 14001 Dallas Parkway, Suite 200, P.O. Box 809088, Dallas, Texas 75380-9088. The telephone number for Holdings and AMI at such address is (214) 789-2200.

RECENT DEVELOPMENTS

    On October 10, 1994, Holdings, National Medical Enterprises, Inc, a Nevada corporation ("NME") and a wholly-owned subsidiary of NME ("Merger Sub"), executed an Agreement and Plan of Merger (the "Merger Agreement"). Pursuant to the Merger Agreement, Merger Sub will merge with and into Holdings (the
"Merger"). As a result of the Merger, Holdings will become a wholly-owned subsidiary of NME and the combined company will be the second-largest healthcare services company in the nation. Under terms of the Merger Agreement each share of common stock of Holdings will be converted into (i) $19.00 in cash, if the closing occurs on or before March 31, 1995, and $19.25 thereafter and (ii) 0.42 of a newly issued share of NME common stock. Under the Merger Agreement, Holdings will pay a special dividend of $0.10 per share before the effective date of the Merger. Following the Merger, Holdings will have the right to nominate three members to the 13 member board of directors of the combined company. The transaction has been approved by shareholders of approximately 61.4% of Holdings' outstanding shares of common stock and, therefore, further action by Holdings' shareholders is not required. The transaction, which is currently anticipated to close in the first quarter of calendar 1995, is subject to certain conditions including, among other things, expiration of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

    Management believes that the position of the Company's hospitals in each of their markets, the established physician networks and the alliances being developed with other healthcare providers will be further enhanced by the Merger. Holdings and NME each have a portfolio of hospitals in Florida and California which will strengthen the combined company's presence in each of these markets. The combined company will be strategically positioned to develop new comprehensive healthcare delivery systems with physicians and other healthcare providers in targeted communities and to deal with the current and future changes in the healthcare industry.

    On September 1, 1994, a limited partnership, of which AMI is the general partner, acquired Hilton Head Hospital in Hilton Head, South Carolina containing 68 beds. In connection with the Company's efforts to re-establish a presence in Europe, the Company has entered into a joint venture agreement with a community organization (the "Burgergemeinde") located in Cham, Canton Zug, Switzerland. The joint venture will be owned 90% by the Company and 10% by the Burgergemeinde. Under the terms of the proposed transaction, the Company has entered into a long term lease for the land where the existing hospital is located and will then construct a new 56 bed acute care wing, convert an existing structure into a medical office building and renovate and remodel the existing acute care facility. In addition, the Company plans to contract to provide management, food, physical therapy and rehabilitation services to the hospital, an on-site nursing home and an affiliated retirement community.

PROPERTIES

    As of August 31, 1994, the Company owned or leased and operated the following 36 acute care hospitals and one psychiatric hospital. The Company also owned and managed medical office buildings and related healthcare facilities associated with its hospitals, as well as certain undeveloped properties.

                                                                                      YEAR OF
                                                                                    CONSTRUCTION
                                                                                         OR            NUMBER OF
                  NAME OF FACILITY                    LOCATION                     RENOVATION (A)    LICENSED BEDS
- ----------------------------------------------------  ---------------------------  --------------  -----------------
TEXAS
  Brownsville Medical Center                          Brownsville                        R 1984              168
  Mid-Jefferson Hospital                              Nederland                          R 1981              128
  Nacogdoches Medical Center                          Nacogdoches                        C 1975              150
  Odessa Regional Hospital (b)                        Odessa                             C 1975              100
  Park Place Hospital                                 Port Arthur                        R 1992              223
  Park Plaza Hospital                                 Houston                            R 1992              508
  Twelve Oaks Hospital                                Houston                            R 1992              336

CALIFORNIA
  Encino Hospital (c)                                 Encino                             C 1954              194
  Garden Grove Hospital and                           Garden Grove                       R 1983              175
   Medical Center
  Medical Center of Irvine (d)                        Irvine                             C 1990              177
  Medical Center of North Hollywood                   North Hollywood                    R 1972              163
  San Dimas Community Hospital                        San Dimas                          C 1972               99
  Sierra Vista Regional Medical Center                San Luis Obispo                    C 1959              178
  South Bay Hospital (d)                              Redondo Beach                      R 1986              203
  Tarzana Regional Medical Center (c)(d)              Tarzana                            R 1992              220

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

ARKANSAS
  Central Arkansas Hospital                           Searcy                             R 1983              169
  National Park Medical Center                        Hot Springs                        C 1985              166
  St. Mary's Regional Medical Center                  Russellville                       R 1992              170

NORTH CAROLINA
  Central Carolina Hospital                           Sanford                            C 1981              137
  Frye Regional Medical Center (d)                    Hickory                            R 1982              355

SOUTH CAROLINA
  East Cooper Community Hospital                      Mount Pleasant                     C 1986              100
  Piedmont Medical Center                             Rock Hill                          C 1983              268

MISSOURI
  Columbia Regional Hospital                          Columbia                           R 1987              301
  Lucy Lee Hospital (d)                               Poplar Bluff                       C 1980              201

                                                                                      YEAR OF
                                                                                    CONSTRUCTION
                                                                                         OR            NUMBER OF
                  NAME OF FACILITY                    LOCATION                     RENOVATION (A)    LICENSED BEDS
- ----------------------------------------------------  ---------------------------  --------------  -----------------
GEORGIA
  North Fulton Regional Hospital (d)                  Roswell                            R 1990              167
  Spalding Regional Hospital                          Griffin                            C 1989              160

NEBRASKA
  Saint Joseph Hospital                               Omaha                              R 1990              404
  Saint Joseph Center for Mental Health (e)           Omaha                              R 1992              171

OTHER
  Brookwood Medical Center                            Birmingham, Alabama                R 1991              586
  St. Jude Medical Center (f)                         Kenner, Louisiana                  C 1985              300
  Culver Union Hospital                               Crawfordsville, Indiana            C 1984              120
  St. Francis Hospital                                Memphis, Tennessee                 R 1986              890

- ------------------------
(a) The Company incurs capital expenditures to renovate and/or expand the properties to accommodate new programs and to enhance the services provided. C=Year of Construction, R=Year of Renovation

(b)  The Company owns a majority interest in this hospital.

(c) Hospital is operated pursuant to a joint venture organized as of January 1, 1993 with HealthTrust Inc. -- The Hospital Company. AMI is the managing partner for the joint venture and has a 75% ownership interest therein.

(d)  Property held under lease.

(e)  Psychiatric hospital.

(f) As of August 31, 1994 this property was held under lease. On October 28, 1994, the Company acquired the property of this hospital previously held under a capital lease.

EMPLOYEES

    As of August 31, 1994, the Company had approximately 30,200 employees, of which approximately 68% were full time employees. Two of the Company's hospitals had labor contracts covering approximately 5% of the Company's employees. Management believes that its relations with its employees are satisfactory.

MEDICAL STAFFS

    The medical staff at each hospital generally consists of non-employee physicians. In certain markets, the Company's hospitals have employed physicians to further strengthen and expand the Company's managed care contracting ability. Medical staff members of the Company-owned hospitals who are not employees often serve on the medical staffs of hospitals not owned by the Company and may terminate their relationships with the Company-owned hospitals at any time.

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

    The Company has also developed and implemented at several of the Company's hospitals systems similar to PSMS designed to (i) measure physician satisfaction, the MD Satisfaction Survey and (ii) emergency room services, Emergency Room PSMS.

COMPETITION

    The Company operates its hospitals in competitive markets where other investor-owned and non-profit hospitals operate and provide services that are similar to those offered by the Company's hospitals. Competition among the Company's hospitals and other healthcare providers in the United States has increased in recent years due to a decline in occupancy rates resulting from among other things, changes in government regulation and reimbursement, other cost containment pressures, technology, and most recently, various healthcare reform plans pending in Congress. Additionally, hospitals owned by government agencies or other tax-exempt entities benefit from advantages (e.g., endowments, charitable contributions and tax-exempt financing) which are not available to the Company's hospitals.

    Management believes that a hospital's competitive position within local markets is affected by various factors including the quality of healthcare services provided, pricing of healthcare services, the hospital's location and the types of services offered. The Company expects to improve the performance of its hospitals by (i) expanding physician network relationships, thereby attracting and retaining quality physician and medical personnel, (ii)
increasing its emphasis on managed care contracting, (iii) developing and marketing new healthcare services targeted to the particular needs of the communities served by its hospitals, (iv) expanding profitable outpatient services, and (v) expanding geographic coverage by developing affiliations and alliances with other providers of service. In addition, the Company will continue to pursue opportunities for growth through acquisitions.

    The competitive position of a hospital is also increasingly affected by its ability to negotiate contracts for healthcare services with managed care organizations, including health maintenance organizations ("HMOs"), preferred provider organizations ("PPOs") and other purchasers of group healthcare services. HMOs and PPOs attempt to direct and control use of hospital services through strict utilization management programs and by negotiating provider contracts with only one or a limited number of hospitals in each market area. The importance of negotiating with managed care organizations varies from market to market depending on the market strength of such organizations. In some situations, hospitals have agreed to fixed payments based on the number of managed care enrollees, resulting in the hospital and, in some cases, the physician assuming utilization risk (such contracts are referred to as capitated contracts). Managed care organizations are generally able to obtain, through the use of various contracting mechanisms including capitated contracts, significant discounts from hospital established charges. Management believes that the Company is able to compete effectively for managed care business in part because of its relationships with local physicians, its hospital management teams, its attention to cost controls and quality of service and its strategies to establish service niches in markets served by other hospitals.

SOURCES OF REVENUE

    The primary sources of the Company's hospital revenues are room and board and the provision of ancillary medical services. Room and board represents the basic charges for the hospital room and related services, such as general nursing care and meals. Ancillary medical services represent the charges related to the medical support activities performed by the hospital, such as X-rays, physical therapy and laboratory procedures. The Company receives payments for services rendered to patients from the federal government under Medicare programs and the Civilian Health and Medical Program of Uniformed Services ("CHAMPUS"), state governments under their respective Medicaid programs, managed care organizations ("contracted services"), private insurers, self-insured employers and directly from patients. In addition to revenues received from such programs and patients, the Company receives other non-patient revenues (e.g. cafeteria and gift shop revenues).

    The following table presents the percentage of net revenues for fiscal 1994, 1993 and 1992 under each of the following programs:

                                                                           1994       1993       1992
                                                                         ---------  ---------  ---------
Medicare/Medicaid......................................................         43%        38%        37%
Contracted Services....................................................         25         26         24
Non-contracted Services................................................         29         33         37
Other Sources..........................................................          3          3          2

    The Company's hospital revenues received under Medicare, Medicaid, CHAMPUS, Blue Cross and from payers of contracted services are generally less than customary charges for the services covered. The increased percentage of government paid care subjects providers to greater risk associated with reduced government reimbursement. Managed care programs which offer prepaid and discounted medical service packages account for a significant share of the market and have reduced the historical rate of growth of hospital revenues. As a result, new kinds of healthcare strategies and provider networks (e.g. physician networks) are continuing to emerge.

    Patients are generally not responsible for any difference between customary hospital charges and amounts reimbursed under Medicare, Medicaid, CHAMPUS and some Blue Cross plans or by payers of contracted services for such services, except to the extent of any exclusions, deductibles or co-insurance features of their coverage. In recent years insurers and other payers have increased the amount of such exclusions, deductibles and co-insurance generally increasing the patient's financial responsibility to directly pay for some services. The increase in the self-pay portion of a patient's financial responsibility may also increase the amount of the Company's uncollectible accounts.

MEDICARE PROGRAM

    Under the Medicare program the Company receives reimbursement under a prospective payment system ("PPS") for the routine and ancillary operating costs of most Medicare inpatient hospital services. Psychiatric, long-term care, rehabilitation, pediatric and certain designated cancer research hospitals, as well as psychiatric or rehabilitation units that are distinct parts of a hospital, are currently exempt from PPS and are reimbursed on a cost based system, subject to certain cost caps. It is uncertain what impact, if any, the federal efforts to reform the healthcare system will have on the current method of Medicare reimbursement.

    Under PPS, fixed payment amounts per inpatient discharge were established based on the patient's assigned diagnosis related group ("DRG"). DRG's classify patients' treatments for illnesses according to the estimated intensity of hospital resources necessary to furnish care for each principal diagnosis. DRG rates have been established for each individual hospital participating in the Medicare program and are based upon a statistically normal distribution of severity. Patients falling well outside the normal distribution are afforded additional payments and defined as "outliers". Under PPS, hospitals may retain payments in excess of costs but must absorb costs in excess of such payments; therefore hospitals are encouraged to operate at greater efficiency.

    DRG rates are updated and recalibrated periodically and have been affected by several recent federal enactments. The index used by the Health Care Financing Administration ("HCFA") to adjust the DRG rates gives consideration to the inflation experienced by hospitals in purchasing goods and services ("market basket"). However, for several years the percentage increases to the DRG rates have been lower than the percentage increases in the costs of goods and services purchased by hospitals. The market basket is adjusted each federal fiscal year ("FY") which begins on October 1. The market basket for FY 1993 was 4.1%, FY 1994 was 4.3% and for FY 1995 is 3.6%.

    The Omnibus Budget Reconciliation Act of 1993 ("OBRA-93") extended the reduction enacted by the Omnibus Budget Reconciliation Act of 1990 ("OBRA-90") in the Medicare DRG payments to healthcare providers through 1997. A substantial number of AMI's hospitals are classified as urban hospitals for reimbursement purposes. The net updates of DRG rates for large urban and other urban hospitals are established as follows: FY 1994 and FY 1995 market basket, minus 2.5%; FY 1996 market basket, minus 2%; and FY 1997 market basket, minus 0.5%. Management cannot predict how future adjustments by Congress and HCFA will affect the profitability of its healthcare facilities.

    The Omnibus Budget Reconciliation Act of 1990 required the Secretary of the Department of Health and Human Services ("HHS") to develop a proposal for a PPS for all hospital-based outpatient services and inpatient psychiatric care. The Secretary of HHS' report, which was due on September 1, 1991, has not been submitted. Until such time as the Secretary of HHS has developed a PPS for all hospital-based outpatient services, OBRA-90 directs that payments for the reasonable cost of outpatient hospital services (other than for capital related costs) be reimbursed at 94.2% of such reasonable costs for cost reporting periods falling within FY 1991 through FY 1995. OBRA-93 extended this reduction from FY 1995 through FY 1998.

MEDICARE REIMBURSEMENT FOR CAPITAL COSTS

    Subsequent to  September  30, 1991  and  through FY  1995,  capital  related payments for inpatient hospital services are made at the rate of 90% of reasonable capital costs until capital PPS becomes applicable at the hospital. The PPS capital costs reimbursement applies an estimated national average of FY 1989 Medicare capital costs per patient discharge updated to FY 1992 by the estimated increase in Medicare capital costs per discharge (the "Federal Rate"). Capital PPS is applicable to cost reports beginning on or after October 1, 1991. Under capital PPS reimbursement a 10 year transition period has been established. A hospital is paid under one of the following two different payment methodologies during this transition period: (i) hospital with a hospital-specific rate (the rate established for a hospital based on the cost report ending on or before December 31, 1990) below the Federal Rate would be paid on a fully prospective payment methodology and (ii) hospitals with a hospital-specific rate above the Federal Rate would be paid based on a hold-harmless payment methodology or 100% of the Federal Rate whichever results in a higher payment. A hospital is paid under one methodology throughout the entire transition. After the transition period, all hospitals would be paid the Federal Rate.

    The impact of PPS capital reimbursement in the first two years has not been material to Medicare capital reimbursement. The hospital-specific rates for FY 1994 decreased 2.16%. The established Federal Rate for FY 1994 was reduced by 9.33% to $378.34 per patient discharge and for FY 1995 was reduced by 0.4% to $376.83 per patient discharge. Management believes that the decrease in the rate of reimbursement for capital costs will not have a material adverse effect on the Company's results of operations.

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

REGULATION

LICENSURE, CERTIFICATION AND ACCREDITATION

    Healthcare facility construction and operation is subject to federal, state and local regulation relating to the adequacy of medical care, equipment, personnel, operating policies and procedures, fire prevention, rate-setting and compliance with building codes and environmental protection laws. Facilities are subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensing and accreditation. Management believes that all of the Company's healthcare facilities are properly licensed under appropriate state laws and are certified under the Medicare program or are accredited by the Joint Commission on Accreditation of Health Care Organizations ("Joint Commission"), the effect of which is to permit the facilities to participate in the Medicare and Medicaid programs. Should any facility lose its Joint Commission accreditation, or otherwise lose its certification under the Medicare program, the facility would be unable to receive reimbursement from the Medicare and Medicaid programs. Management believes that the Company's facilities are in substantial compliance with applicable federal, state, local and independent review body regulations and standards. The requirements for licensure, certification and accreditation are subject to change and, in order to remain qualified, it may be necessary for the Company to effect changes in its facilities, equipment, personnel and services. Although the Company intends to continue its qualification, there is no assurance that its hospitals will be able to comply in the future.

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

FEDERAL LEGISLATION AND RULE-MAKING

    The Medicare and Medicaid Antifraud and Abuse Amendments (the "Amendments") are codified under Section 1128B of the Social Security Act. The Amendments provide criminal penalties for individuals or entities that knowingly and willfully offer, pay, solicit or receive remuneration of any kind in order to induce referrals for goods or services reimbursed under the Medicare or state Medicaid programs. The statute on its face is very broad with the types of remuneration covered including kickbacks, bribes and rebates made directly or indirectly, overtly or otherwise, in cash or in kind. In addition, prohibited conduct includes remuneration intended to induce the purchasing, leasing, ordering or arranging for any good, facility or service paid for by Medicare or state Medicaid programs. In addition to criminal penalties (fines of up to $25,000 and imprisonment for up to five years per referral), the Amendments also establish civil monetary penalties and sanctions of excluding violators from Medicare and Medicaid participation. The Office of the Inspector General ("OIG") has taken the position that where physicians hold other than bona fide ownership interests in healthcare providers (e.g., where such ownership is intended to encourage the physicians to utilize the services of the entity in which they have invested) such ownership arrangements violate the Amendments.

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

    Under  provisions  of  the Omnibus  Budget  Reconciliation Act  of  1989 and
OBRA-90, referrals of Medicare and Medicaid patients to clinical laboratories with which a referring physician has a financial relationship are prohibited effective January 1, 1991. As of January 1, 1992, any claim for payment submitted to Medicare by a provider must identify the name and provider number of the referring physician and must indicate whether the physician has an ownership or other financial arrangement with the provider. Under the provisions of OBRA-93, referrals of Medicare and Medicaid patients to certain "designated health services" with which a referring physician has a financial relationship will be prohibited as of January 1, 1995. These designated health services include the following: clinical laboratory; physical and occupational therapy services; radiology or other diagnostic services; radiation therapy services; durable medical equipment; parenteral and enteral nutrients, equipment and supplies; prosthetics, orthotics and prosthetic devices; home health services; outpatient prescription drugs; and inpatient and outpatient hospital services. There are a number of exceptions that may apply to the compensation arrangements under which the Company's facility contracts with certain of its physicians including exceptions for bona fide employment relationships, personal service arrangements, and physician recruitment arrangements.

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

    Management exercises care in an effort to structure its arrangements with physicians to comply in all material respects with these laws, and management believes that the Company is in compliance with the Amendments, however, there can be no assurance that (i) government officials charged with responsibility for enforcing the prohibitions of the Amendments will not assert that the Company or certain transactions in which it is involved are in violation of the Amendments, or (ii) courts will interpret the Amendments in a manner consistent with the practices of the Company.

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

    The Company is subject to various federal, state and local statutes and ordinances regulating the discharge of materials into the environment, including, without limitation, the disposal of certain medical waste and by-products. Management does not believe that the Company will be required to expend any material amounts in order to comply with these laws and regulations or that compliance will materially affect its capital expenditures, earnings or competitive position.

PROFESSIONAL LIABILITY

    As is typical in the healthcare industry, the Company is subject to claims and legal actions by patients in the ordinary course of business. The Company self-insures the professional and general liability claims for nine of its hospitals up to $500,000 per occurrence and for 26 of its hospitals up to $3 million per occurrence. Prior to June, 1993 the self-insured retention was $5 million per occurrence. Coverage for professional and general liability claims for the Company's two remaining hospitals is maintained with outside insurance carriers.

    The Company owns a 35% equity interest in an insurance company which insures the excess professional and general liability risks for those hospitals which are self-insured. The excess coverage provided by this insurance company is limited to $25 million per claim. The Company purchases additional excess insurance from a commercial carrier. For the period from January 1986 to February 1991, the Company had no excess coverage for the majority of its hospitals. However, in March 1991, the Company purchased prior acts coverage which substantially reduces the uninsured liability for risks during this period.

    The Company maintains an unfunded reserve for its professional liability risks which is based, in part, on actuarial estimates calculated and evaluated by an independent actuary. Actual hospital professional and general liability costs for a particular period are not normally known for several years after the period has ended. The delay in determining the actual cost associated with a particular period is due to the time between the occurrence of an incident, the reporting thereof and the settlement of related claims. As a result, reserves for losses and related expenses are estimated using expected loss reporting patterns determined in conjunction with the actuary and are discounted using a rate of 9% to their present value. Adjustments to the total reserves are determined in conjunction with the actuary and on an annual basis are recorded by the Company as an increase or decrease in the current year's earnings. Management considers such reserves to be adequate for professional liability risks. Any losses incurred in excess of the established reserves will be recorded as a charge to the earnings of the Company. Any losses incurred within the Company's self-insured limits will be paid out of the Company's cash from operations. While the Company's cash from operations has been adequate to provide for alleged and unforeseen liability claims in the past, there can be no assurance that the Company's cash flow will continue to be adequate to cover such claims.

                         SEGMENT OPERATING INFORMATION

    Holdings' only material business segment is "healthcare," which contributed substantially all of its revenues and operating profits in fiscal 1994. The Company's healthcare business is conducted in the United States.

ITEM 2.  PROPERTIES

    See "ITEM 1. BUSINESS."

ITEM 3.  LEGAL PROCEEDINGS

    LITIGATION RELATING TO THE MERGER.

    To date, a total of nine purported class action suits (the "Class Actions") have been filed against Holdings and the directors of Holdings (and in two cases against NME). Seven of such Class Actions have been filed in the Delaware Court of Chancery and are entitled (i) JEFFREY STARK AND GARY PLOTKIN V. ROBERT W. O'LEARY, ROBERT J. BUCHANAN, JOHN T. CASEY, ROBERT B. CALHOUN, HARRY J. GRAY, HAROLD J. [SIC] HANDELSMAN, SHELDON S. KING, MELVYN N. KLEIN, DAN W. LUFKIN, WILLIAM E. MAYER AND HAROLD S. WILLIAMS (THE "HOLDINGS DIRECTORS") AND HOLDINGS, C.A. NO. 13792, (ii) 7457 Partners v. the Holdings Directors and Holdings, C.A. No. 13793, (iii) MOISE KATZ V. THE HOLDINGS DIRECTORS AND HOLDINGS, C.A. NO. 13794, (iv) CONSTANTINOS KAFALAS V. THE HOLDINGS DIRECTORS AND HOLDINGS, C.A. NO. 13795, (v) F. RICHARD MANSON V. THE HOLDINGS DIRECTORS, NME AND HOLDINGS, C.A. NO. 13797, (vi) LISBETH GREENFELD V. THE HOLDINGS DIRECTORS AND HOLDINGS, C.A. NO. 13799 and (vii) JOSEPH FRANKEL V. THE HOLDINGS DIRECTORS AND HOLDINGS, C.A. NO. 13800 and two purported Class Actions have been filed in the Superior Court of the State of California, County of Los Angeles, entitled RUTH LEWINTER AND RAYMOND CAYUSO V. THE HOLDINGS DIRECTORS (WITH THE EXCEPTION OF HAROLD S. WILLIAMS), NME AND HOLDINGS, CASE NO. BC115206 AND DAVID F. AND SYLVIA GOLDSTEIN
V. O'LEARY, NME, AMI, ET AL., CASE NO. BC116104. The seven Class Actions filed in the Delaware Court of Chancery have been consolidated The complaints filed in each of the Class Actions are substantially similar, are brought by purported stockholders of Holdings and, in general, allege that the defendants breached their fiduciary duties to the plaintiffs and other members of the purported class. One of the Class Actions alleges that the defendants have committed or aided and abetted a gross abuse of trust. The complaints further allege that the directors of Holdings wrongfully failed to hold an open auction and encourage bona fide bids for Holdings and failed to take action to maximize value for Holdings stockholders. The complaints seek preliminary and permanent injunctions against the proposed transaction until such time as a transaction to be entered into between Holdings and NME results from bona fide arms' length negotiation and/or requiring a fair auction for Holdings. In addition, if the Merger is consummated, the complaints seek recision or recessionary damages and two of the Class Actions seek an accounting of all profits realized and to be realized by the defendants in connection with the Merger and the imposition of a constructive trust for the benefit of the plaintiffs and other members of the purported classes pending such an accounting. The complaints also seek monetary damages of an unspecified amount together with prejudgment interest and attorneys' and experts' fees. Holdings and NME believe that the complaints are without merit and intend to defend them vigorously.

    In addition, Holdings and AMI are subject to claims and suits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of all pending legal proceedings will not have a material adverse effect on the business, results of operations or financial condition of Holdings or AMI.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS.

    Holdings' common stock is traded on the New York Stock Exchange. Holdings owns all of AMI's issued and outstanding common stock and such shares are no longer publicly traded. The following table indicates the quarterly high and low sales prices of Holdings' common stock for the period from September 1, 1992 through August 31, 1994. Certain covenants in the Company's bank credit and other financing agreements restrict the payment of cash dividends on Holdings' common stock (See Item 14(a), Note 5 to the Financial Statements). No dividends were paid on Holdings' common stock for the periods presented. (See "Item 7.
Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources").

                                                                          SALES PRICE
                                                                       ------------------
                                                                        HIGH        LOW
                                                                       -------    -------
1994
  First Quarter....................................................... $18 1/4    $11 7/8
  Second Quarter......................................................  21 1/4     16 3/4
  Third Quarter.......................................................  25 1/2     18
  Fourth Quarter......................................................  26 5/8     21 3/4

1993
  First Quarter....................................................... $10 7/8    $ 8
  Second Quarter......................................................  13 3/4     10 5/8
  Third Quarter.......................................................  11 5/8      9 7/8
  Fourth Quarter......................................................  14         10 1/4

    There were 9,134 holders of record of Holdings' shares as of November 9, 1994.

ITEM 6.  SELECTED FINANCIAL DATA

                          FIVE YEAR FINANCIAL SUMMARY
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                  FOR THE YEAR ENDED AUGUST 31,
                                --------------------------------------------------------------------------------------------------
                                         1994                     1993                     1992
                                -----------------------  -----------------------  -----------------------           1991
                                  HOLDINGS       AMI       HOLDINGS       AMI       HOLDINGS       AMI     -----------------------
                                    (1)          (2)         (3)          (4)         (5)          (6)       HOLDINGS       AMI
                                ------------   --------  ------------   --------  ------------   --------  ------------   --------
Operating Results:
  Net Revenues................   $  2,381.7    $2,381.7   $  2,238.5    $2,238.5   $  2,237.9    $2,237.9   $  2,545.9    $2,288.6
  Net Income (loss)...........   $    137.1    $  137.1   $     41.5    $   41.5   $     99.6    $   99.6   $    (19.0)   $   (1.8)
  Net Income (loss) per
   share......................   $     1.78         N/A   $      .54         N/A   $     1.30         N/A   $     (.38)        N/A
  Shares of stock used to
   calculate earnings (loss)
   per common and common
   equivalent share...........   77,143,000         N/A   76,760,000         N/A   76,645,000         N/A   50,698,000         N/A
Other Data:
  Working Capital.............   $   (187.7)   $ (187.7)  $   (140.0)   $ (140.0)  $   (222.2)   $ (222.2)  $   (263.4)   $ (243.0)
  Net book value of property
   and equipment..............   $  1,463.7    $1,463.7   $  1,404.2    $1,404.2   $  1,394.3    $1,394.3   $  1,454.6    $1,413.8
  Total assets................   $  2,976.5    $2,976.5   $  2,868.4    $2,868.4   $  2,963.3    $2,963.3   $  3,153.5    $3,199.6
  Long-term debt and
   convertible subordinated
   debt.......................   $  1,141.7    $1,141.7   $  1,294.2    $1,294.2   $  1,343.7    $1,343.7   $  1,613.3    $1,564.6
  Common stock subject to
   repurchase obligations.....          N/A         N/A   $      6.1         N/A   $      4.3         N/A   $      7.4         N/A
  Shareholders' equity........   $    848.7    $  848.7   $    697.8    $  703.9   $    663.7    $  668.0   $    552.2    $  551.1
  Book value per share........   $    10.95    $  11.71   $     9.08    $   9.71   $     8.66    $   9.22   $     7.30    $   7.60

                                        FOR THE            FOR THE
                                      TEN MONTHS          TWO MONTHS
                                         ENDED              ENDED
                                      AUGUST 31,         OCTOBER 31,
                                         1990                1989
                                -----------------------  ------------
                                  HOLDINGS       AMI         AMI
                                    (7)          (8)         (9)
                                ------------   --------  ------------
Operating Results:
  Net Revenues................   $  2,052.4    $1,902.6  $     480.9
  Net Income (loss)...........   $    (13.7)   $  (15.3) $     (68.6 )
  Net Income (loss) per
   share......................   $     (.27)        N/A  $      (.98 )
  Shares of stock used to
   calculate earnings (loss)
   per common and common
   equivalent share...........   50,080,000         N/A   70,153,000
Other Data:
  Working Capital.............   $   (313.4)   $ (289.6)         N/A
  Net book value of property
   and equipment..............   $  1,697.0    $1,531.9          N/A
  Total assets................   $  3,595.7    $3,382.3          N/A
  Long-term debt and
   convertible subordinated
   debt.......................   $  2,246.4    $2,066.8          N/A
  Common stock subject to
   repurchase obligations.....   $      6.6         N/A          N/A
  Shareholders' equity........   $    332.0    $  312.0          N/A
  Book value per share........   $     6.63    $   4.30          N/A

- ------------------------------
(1) Operating results for fiscal 1994 reflect the impact of the $69.3 million gain ($43.4 million net of tax or $0.56 per share) on the sale of securities of EPIC Holdings, Inc. and the impact of $1.9 million or $.02 per share for an extraordinary charge for the repurchase of debt. The Company's obligation to repurchase shares of Holdings' common stock held by certain executive officers no longer exists. Accordingly, common stock subject to repurchase obligations was recognized as shareholders' equity as of August 31, 1994.
(2) Operating result for fiscal 1994 reflect the impact of the $69.3 million gain ($43.4 million net of tax) on the sale of securities of EPIC Holdings, Inc. and the impact of $1.9 million for an extraordinary charge for the repurchase of debt.
(3) Operating results for fiscal 1993 reflect the impact of $25.4 million or $.33 per share for an extraordinary charge for the repurchase of debt.
(4) Operating results for fiscal 1993 reflect the impact of $25.4 million for an extraordinary charge for the repurchase of debt.
(5) Operating results for fiscal 1992 reflect the impact of the $119.8 million gain ($80.7 million net of tax or $1.05 per share) on the sale of certain securities of EPIC Healthcare Group, Inc. and EPIC Holdings, Inc. and the impact of $10 million or $.13 per share for an extraordinary charge for the repurchase of debt has been reflected in operating results for fiscal 1992.
(6) Operating results for fiscal 1992 reflect the impact of the $119.8 million gain ($80.7 million net of tax) on the sale of certain securities of EPIC Healthcare Group, Inc. and EPIC Holdings, Inc. and the impact of $10 million for an extraordinary charge for the repurchase of debt.
(7) Operating results for Holdings for the ten months ended August 31, 1990 reflect the elimination of net revenues, loss before taxes and net loss of $320.9 million, $35.1 million and $23.1 million, respectively, for assets sold or under binding agreement to sell as of August 31, 1990.
(8) Operating results for AMI for the ten months ended August 31, 1990 reflect the elimination of net revenues, loss before taxes and net loss of $257.5 million, $26.7 million, and $17.6 million, respectively, for assets sold or under binding agreement to sell as of August 31, 1990.
(9) Operating results for the two months ended October 31, 1989 reflect the impact of $128.2 million ($83.3 million net of tax or $1.19 per share) in merger costs.

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash and cash equivalents were $31.9 million at August 31, 1994 compared to $44.3 million at August 31, 1993. Net cash provided by operating activities increased $12.4 million to $269.6 million for the year ended August 31, 1994 when compared to the same period in the prior year. In May 1994, the Company received $72.4 million related to the disposition of AMI's interest in EPIC Holdings, Inc. as a result of the merger of EPIC Holdings, Inc. with HealthTrust, Inc. -- the Hospital Company. The Company paid income taxes of $86.0 million for the year ended August 31, 1994 of which $25.9 million related to the disposition of AMI's interest in EPIC Holdings, Inc. The long-term debt balance (including current maturities) at August 31, 1994 was $1,297.7 million compared to $1,335.0 million at August 31, 1993.

    In fiscal 1994, the Company invested $112.2 million in capital expenditures (excluding acquisitions) and as of August 31, 1994, had approximately $19.5 million of capital expenditure commitments outstanding. Capital expenditures made by the Company are for new construction and renovations to facilitate and accommodate new inpatient and outpatient programs and to develop and acquire new or additional lines of business, including home health, surgery centers and physician practices. In May 1994, the Company completed the purchase of Saint Francis Hospital located in Memphis, Tennessee for a purchase price of approximately $92.0 million. In conjunction with this purchase, in June 1994 the Company completed the acquisition of a management services organization in the Memphis area.

    The Company intends to continue to invest in new and existing operations within the healthcare industry. On September 1, 1994, a limited partnership, of which a wholly-owned subsidiary of AMI is the general partner, completed the purchase of Hilton Head Hospital, located in Hilton Head, South Carolina for a purchase price of approximately $23.6 million. Through its subsidiary AMI owns 70% of the limited partnership. In connection with the Company's efforts to re-establish a presence in Europe, the Company has entered into a joint venture agreement with a community organization (the "Burgergemeinde") located in Cham, Canton Zug, Switzerland. The joint venture will be owned 90% by the Company and 10% by the Burgergemeinde. Under the terms of the proposed transaction, the Company will enter into a long term lease for the land where the existing hospital is located and will then construct a new 56 bed acute care wing, convert an existing structure into a medical office building and renovate and remodel the existing acute care facility. In addition, the Company plans to contract to provide management, food, physical therapy and rehabilitation services to the hospital, an on-site nursing home and an affiliated retirement community.

    In June 1994, the Company amended its credit facility ("Reducing Revolving Credit Facility") extending the term of the bank commitments thereunder until September 1999 and reducing the rate of interest applicable to amounts outstanding thereunder to, at the option of AMI, (i) adjusted LIBOR plus .875% (subject to reduction upon the satisfaction of certain conditions) or (ii) the alternative base rate specified for the Reducing Revolving Credit Facility. Upon completion of the fiscal 1994 loan compliance report, anticipated to be prior to the end of the first quarter of fiscal 1995, the rate at which interest accrues based on LIBOR will be reduced to LIBOR plus .75%.

    The Company repaid (excluding repayments on the Reducing Revolving Credit Facility) $62.2 million of long-term debt during the year ended August 31, 1994 from cash provided by operating activities. During fiscal 1994, the Company (i) made repayments of $28.0 million for the redemption of the remaining principal amount of the 6 3/4% Swiss franc/dollar dual currency senior notes due 1997,
(ii) repurchased $15.4 million principal amount of the 15% Junior Subordinated Discount Debentures, Due 2005 and (iii) made repayments of approximately $18.8 million on certain other indebtedness. The amount outstanding under the Reducing Revolving Credit Facility decreased to $266.0 million as of August 31, 1994, from $287.0 million outstanding as of August 31, 1993. Under the Reducing Revolving Credit Facility, $31.3 million in letters of credit were outstanding as of August 31, 1994.

    Management believes that sufficient funds will be generated from operations, augmented by borrowings under the Reducing Revolving Credit Facility, to finance operations, capital expenditures and service debt. Scheduled principal payments, excluding amounts that may become due on the Reducing Revolving Credit Facility, are $156.0 million in fiscal 1995, $57.0 million in fiscal 1996, $182.1 million in fiscal 1997, $2.3 million in fiscal 1998, and $2.3 million in fiscal 1999.

    The terms of certain indebtedness of the Company impose operating and financial restrictions requiring the Company to maintain certain financial ratios and restrict the Company's ability to incur additional indebtedness and enter into leases and guarantees of debt; to make capital expenditures; to make loans and investments; to pay dividends or repurchase shares of stock; to repurchase, retire or refinance indebtedness prior to maturity; and to purchase or sell assets. The Company has pledged the capital stock of certain direct (first tier) subsidiaries as security for its obligations under the Reducing Revolving Credit Facility and certain other senior indebtedness. In addition, the Company has granted a security interest in its accounts receivable as security for its obligations under the Reducing Revolving Credit Facility. Management believes that the Company is currently in compliance with all covenants and restrictions contained in all financing agreements.

    Upon completion of the acquisition of the Company by a wholly-owned subsidiary of National Medical Enterprises, Inc., management believes that the combined company's liquidity will be adequate to finance the Company's hospital operations, capital expenditures and future developments.

RESULTS OF OPERATIONS

    GENERAL TRENDS

    The Company's net revenues have increased as compared with the same period of the prior year as a result of the continued increase in volume from outpatient and inpatient services, the expansion of patient care services and general price increases. The Company has experienced an increase in outpatient volume as compared to the prior year as a result of (i) advanced medical technology and (ii) cost containment pressures from payers to direct more patients from inpatient facilities to less expensive outpatient facilities. Accordingly, several of the Company's hospitals continue to expand or redesign their outpatient facilities and services to accommodate the increased utilization of such facilities. The growth rate of the Company's outpatient revenue realized from the shift of inpatient care services to outpatient care services is expected to occur at a slower pace in the future from the rate experienced in the past, as the use of such services matures. As a result of increased demand for specialized healthcare for both inpatient and outpatient care, the Company has established specialized programs (e.g. long-term care, rehabilitation units, home health) within separate units in the Company's existing hospitals. Regulations are currently being proposed by the Health Care Financing Administration that, if enacted, would limit the opportunity provided by the development of these specialized programs.

    Medicare and Medicaid revenues are expected to continue to increase in the future as a larger portion of the general population qualifies for coverage as a result of the aging of the population and expanded state Medicaid programs. This in turn may decrease the Company's overall rate of revenue growth as a result of
(i) a corresponding change in payer mix and (ii) the disparity between the rate of increase in the Company's established billing rates and the government's reimbursement rate. The Medicare program reimburses the Company's hospitals primarily based on established rates by a diagnosis related group for acute care hospitals. While Medicare payment rates are indexed for inflation annually, the increases have historically lagged behind actual inflation.

    In addition to the Medicare program, states and insurance companies continue to actively negotiate the amounts they will pay for services performed, rather than simply paying healthcare providers their established billing rates. The maturity of managed care environments varies in the markets in which the Company operates. The Company's hospitals that operate in mature managed care markets typically have contributed smaller profit margins than some of the Company's hospitals which operate in less mature markets. Management believes that through cost-containment efforts, the Company is positioned to have a competitive edge in pursuing market share in the managed care environment.

    Competition among hospitals and other healthcare providers in the United States has increased over the past several years due to changes in government regulation and reimbursement, various other third party payer cost containment pressures and medical technology. As these factors continue to affect healthcare providers, along with the pending proposals for healthcare reform, the healthcare industry continues to experience a significant increase in the number of mergers and acquisitions occurring between both investor-owned and non-profit hospitals in an effort to further reduce the cost of delivering high quality care.

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

    A significant portion of the Company's operating costs and expenses are subject to inflationary increases. Since the healthcare industry is labor intensive, salaries and benefits are continually affected by inflation. To control labor costs, the Company has and will continue to monitor, at the hospital level, the daily staff coverage. To control increases in supply costs, management continues to focus on managing such utilization through various mechanisms including (i) improved contract compliance, (ii) development of pharmaceutical formularies to control the usage of new drugs and (iii) aggressive negotiation of supply purchase contracts. To further control costs, the Company continues to expand its case management (i.e. review of associated costs for patient care for specific treatment) in its hospitals. The Company's ability to pass on a certain portion of the increased costs associated with providing healthcare to Medicare/Medicaid patients may be limited by existing government reimbursement programs for healthcare services unless the federal and state governments correspondingly increase the rates of payments under these programs. Although the Company cannot predict its ability to continue to cover future cost increases, management believes that through the continued adherence to the cost containment programs, labor management and reasonable price increases, inflation is not expected to have a material adverse effect on operating margins.

HEALTHCARE REFORM

    Although substantive federal healthcare reform has not been legislated, the healthcare industry will continue to be faced with federal and state efforts to reform the delivery system. Any substantive reform is likely to encompass healthcare coverage for an increasing percentage of the U.S. population and could contain provisions which would impose among other things, cost controls on healthcare providers, insurance market reforms to increase the availability of group health insurance to small businesses, requirements that all businesses offer health insurance coverage to their employees, and the creation of a single government health insurance plan (to reduce administrative costs) that would cover all citizens. Reform proposals may also contain significant reductions in the amount of reimbursement received under the Medicare/Medicaid programs. In addition to the proposed healthcare reform, some states, including Florida, have already enacted reforms and continue to consider additional reforms. The type and impact of such reform continues to be debated at both the federal and state levels.

    Management believes that some form of federal healthcare reform may occur; however, until such reform is finalized, management cannot predict which proposals will be adopted, if any, and until adopted the impact of any such proposals on the Company's business, results of operations or financial condition.

    YEARS ENDED AUGUST 31, 1994, 1993 AND 1992

    The following table summarizes certain consolidated results of the Company. AMI's results of operations are the same as that of the Company's; therefore, separate results of operations and a discussion and analysis for AMI are not presented.

                                                                FOR THE YEAR ENDED AUGUST 31,
                                                    ------------------------------------------------------
                                                          1994               1993               1992
                                                    ----------------   ----------------   ----------------
                                                            % OF NET           % OF NET           % OF NET
                                                            REVENUE            REVENUE            REVENUE
                                                            --------           --------           --------
Net Revenues
  Medicare/Medicaid...............................  $1,021    42.9%    $  857    38.3%    $  819    36.6%
  Contracted services.............................     597    25.1        577    25.8        533    23.8
  Non-contracted services.........................     679    28.5        732    32.7        823    36.8
  Other sources...................................      85     3.5         72     3.2         63     2.8
                                                    ------  --------   ------  --------   ------  --------
    Total Net Revenues............................   2,382   100.0      2,238   100.0      2,238   100.0
                                                    ------  --------   ------  --------   ------  --------
Operating Costs and Expenses:
  Salaries and benefits...........................     869    36.5        815    36.4        839    37.5
  Supplies........................................     340    14.3        316    14.1        317    14.2
  Provision for uncollectible accounts............     166     6.9        148     6.6        164     7.3
  Depreciation and amortization...................     157     6.6        147     6.6        149     6.7
  Other operating costs...........................     524    22.0        506    22.6        496    22.2
                                                    ------  --------   ------  --------   ------  --------
    Total Operating Costs and Expenses............   2,056    86.3      1,932    86.3      1,965    87.9
                                                    ------  --------   ------  --------   ------  --------
Operating Income..................................     326    13.7        306    13.7        273    12.1
  Gains on sales of securities....................      69     2.9       --      --          120     5.4
  Interest expense, net...........................    (154)   (6.5)      (166)   (7.4)      (204)   (9.1)
                                                    ------  --------   ------  --------   ------  --------
Income Before Taxes, Minority Equity Interest and
 Extraordinary Loss...............................     241    10.1        140     6.3        189     8.4
  Provision for income taxes......................     (98)   (4.1)       (69)   (3.1)       (78)   (3.5)
                                                    ------  --------   ------  --------   ------  --------
Income Before Minority Equity Interest and
 Extraordinary Loss...............................     143     6.0         71     3.2        111     4.9
  Minority equity interest........................      (4)   (0.2)        (4)   (0.2)        (1)   --
                                                    ------  --------   ------  --------   ------  --------
Net Income Before Extraordinary Loss..............     139     5.8         67     3.0        110     4.9
  Extraordinary loss on early extinguishment of
   debt...........................................      (2)   --          (25)   (1.1)       (10)   (0.4)
                                                    ------  --------   ------  --------   ------  --------
Net Income........................................  $  137     5.8%    $   42     1.9%    $  100     4.5%
                                                    ------  --------   ------  --------   ------  --------
                                                    ------  --------   ------  --------   ------  --------

    The following table sets forth certain operating statistics of the Company's hospitals for the three years ended August 31, 1994.

                                                                              FOR THE YEAR ENDED AUGUUST 31,
                                                                           -------------------------------------
                                                                              1994         1993         1992
                                                                           -----------  -----------  -----------
HISTORICAL OPERATING DATA (1):
Number of Hospitals (at year end)........................................           37           36           35
Admissions
  Medicare/Medicaid......................................................      131,216      117,570      113,070
  Contracted.............................................................       62,527       56,269       52,812
  Non-contracted.........................................................       45,645       52,839       63,947
  Other..................................................................        2,831        2,918        3,261
                                                                           -----------  -----------  -----------
    Total................................................................      242,219      229,596      233,090
                                                                           -----------  -----------  -----------
                                                                           -----------  -----------  -----------
Equivalent Admissions (2)................................................      333,071      309,972      308,722
Outpatient
  Visits.................................................................    2,255,498    1,660,015    1,618,068
  Surgeries..............................................................      123,867      120,854      120,008
Patient Days.............................................................    1,435,487    1,372,232    1,456,542
Equivalent Patient Days (2)..............................................    1,943,842    1,830,169    1,906,304
Licensed Beds Occupancy Rate.............................................         46.6%        46.8%        47.9%
Licensed Beds (at year end)..............................................        9,021        8,003        7,822

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

    Net revenues for the year ended August 31, 1994 increased 6.4% to $2,382 million from $2,238 million for the year ended August 31, 1993 as a result of new patient care services, higher utilization of outpatient and ancillary services and higher third party reimbursement rates. Net revenues for the year ended August 31, 1992 of $2,238 million included a benefit of approximately $10 million relating to a Medicare settlement and $69 million relating to facilities sold during fiscal 1992.

    A shift in volume from inpatient services to outpatient services over the past three years, the development of home health services and the addition of ancillary facilities at certain of the Company's hospitals have contributed to net revenues from outpatient services accounting for a larger percent of total net patient revenues in recent years. Net revenues from outpatient services accounted for 29.6%, 29.4% and 27.6% of total net patient revenues for the years ended August 31, 1994, 1993 and 1992, respectively. For the year ended August 31, 1994, the Company experienced a greater increase in admissions (5.5% as compared to the year ended August 31, 1993) than seen in prior years, due primarily to the addition of Saint Francis Hospital. Admissions, which were impacted by the addition of Encino Hospital in fiscal 1993 and the disposition of hospitals during fiscal 1992, decreased 1.5% for the year ended August 31, 1993 when compared to the year ended August 31, 1992. Net revenues from inpatient services accounted for 70.4%, 70.6% and 72.4% of total net patient revenues for the years ended August 31, 1994, 1993, and 1992, respectively.

    Net revenues derived from Medicare/Medicaid programs for the year ended August 31, 1994, increased 19.1% as compared to the year ended August 31, 1993 as a greater portion of the population continues to qualify for such coverage. Saint Francis Hospital, which derives a large portion of its business from Medicare patients, contributed to the increase in net revenues derived from Medicare/ Medicaid programs. An increasing number of various third party payers, including states, insurance companies and employers' networks, are negotiating contracted amounts paid for services rendered, accounting for the increase in contracted business and a corresponding decline in non-contracted business.

    Expense management continues to be a significant factor in maintaining the operating margin experienced by the Company (13.7% for the years ended August 31, 1994 and 1993 and 12.1% for the year ended August 31, 1992). The sale of facilities during fiscal 1992, which operated at a slightly lower margin, also contributed to the increase in the Company's operating margin for the year ended August 31, 1993. The Company's adherence to the cost control program implemented by management in fiscal 1992 has continued to stabilize operating costs and expenses as a percent of net revenues. Labor management (i.e. hospital staffing monitored with volume) and the decline in benefit costs as a result of changes implemented in the employee benefits program has decreased labor costs for the years ended August 31, 1994 and 1993 as a percent of net revenues compared to the year ended August 31, 1992.

    For the year ended August 31, 1994 operating expenses (excluding depreciation and amortization) increased 6.4% over the year ended August 31, 1993. Approximately one-third of the overall increase is due to operating expenses associated with Saint Francis Hospital. As a percent of net revenues, operating expenses for the year ended August 31, 1994 remained flat as compared to the year ended August 31, 1993. The decrease in total operating costs and expenses for the year ended August 31, 1993 as compared to the year ended August 31, 1992 was primarily due to the following adjustments recognized during fiscal 1992: (i) the disposition of hospitals during fiscal 1992, (ii) an $11.0 million adjustment to salaries and benefits to increase reserves associated with workers' compensation liabilities as a result of adverse development on claims arising from prior periods, (iii) the impact of an adverse adjustment to the provision for uncollectible accounts for the refinement in procedures used to estimate bad debts and (iv) a foreign currency translation loss of $7.8 million. Foreign currency translation was immaterial for the years ended August 31, 1994 and 1993.

    The gains on the sales of securities for the years ended August 31, 1994 and 1992 are the result of the sale of various securities of EPIC Holdings, Inc. and EPIC Healthcare Group, Inc.

    Interest expense, net decreased to $154 million for the year ended August 31, 1994 from $166 million for the year ended August 31, 1993 and $204 million for the year ended August 31, 1992 as a result of debt refinancings in fiscal 1994 and 1993 and the use of cash from operations and the proceeds from the sale of facilities in fiscal 1992 to reduce outstanding indebtedness. The year ended August 31, 1993 includes a refund of $8.6 million for excess interest paid to the Internal Revenue Service in prior periods.

    The tax provision for each of the years ended August 31, 1994, 1993 and 1992 is greater than that which would occur using the Company's marginal tax rate against its income before taxes, minority equity interest and extraordinary loss, due in large part to the amortization of cost in excess of net assets acquired not being deductible for tax provision purposes. In August 1993, the Revenue Reconciliation Act of 1993 was enacted increasing the corporate income tax rate to 35% from 34% effective January 1, 1993.

    The extraordinary loss on early extinguishment of debt is a result of the redemption or repurchase of debt prior to its stated maturity.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements and supplementary data set forth in the Index to Financial Statements and Financial Statement Schedules on page F-1 are filed as part of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF HOLDINGS AND AMI

                         DIRECTORS OF HOLDINGS AND AMI

    Certain information concerning each director of Holdings and AMI is set forth below:

                                                                            YEAR
                                                                           FIRST
     NAME, AGE, PRINCIPAL OCCUPATION AND OTHER DIRECTORSHIPS (1)          ELECTED
- ----------------------------------------------------------------------   ----------
J. Robert Buchanan, M.D., 66                                                   1991
  Director  of  European  Operations  of  Holdings  since  July  1994;
   Chairman of the Board and Chief Executive Officer of RSTAR, Inc.  a
   subsidiary  of  Massachusetts  General Hospital,  since  July 1994;
   General Director and Chief Executive Officer, Massachusetts General
   Hospital from prior to  1988 to July  1994; Professor of  Medicine,
   Harvard  Medical  School;  President, Chief  Executive  Officer and
   General Director of The General Hospital Corporation from prior  to
   1988 to the present.
Robert B. Calhoun, Jr., 52                                                     1991
  President since March 1991 of, and the major stockholder in, Clipper
   Asset  Management  Corporation,  the sole  general  partner  of The
   Clipper Group  L.P.,  a Delaware  limited  partnership  ("Clipper")
   which,  pursuant to an asset  management agreement, manages certain investments for CS  First Boston Corporation  ("First Boston")  and
   certain  of its  affiliates, including  the shares  of common stock owned by 1987 Merchant Investment  Partnership, a New York  limited partnership  ("MIP") and MB L.P.  I, a Delaware limited partnership
   ("MBLP"); Managing  Director of  CS First  Boston Corporation  from prior to 1988 to 1991; Director of Interstate Bakeries Corporation,
   a baker and distributor of fresh bakery products.
John T. Casey, 49                                                              1992
  President  and Chief Operating  Officer of each  of Holdings and AMI since November 1991; President and  Chief Executive Officer of  The
   Samaritan  Foundation,  the then  ninth largest  private healthcare system in  the United  States  from March  1990 to  November  1991;
   President  and Chief Executive Officer, Methodist Health Systems, a
   regional healthcare system from 1987 to 1990.
Harry J. Gray, 75                                                              1989
  Chairman  and  Chief   Executive  Officer   of  Mott   Metallurgical
   Corporation,  a  manufacturer  of  high  technology  filters  since
   November 1993;  Chairman, PDS  Worldwide Inc.,  a distribution  and fulfillment  company  since  September  1992;  Chairman  and  Chief
   Executive Officer of Holdings from July 1989 to July 1991; Chairman and Chief Executive Officer of AMI from November 1989 to July 1991;
   General Partner of GKH Partners, L.P. ("GKH") from January 1988  to
   December  1989 and  sole stockholder of  a corporation  which was a general partner of GKH from December 1989 to September 1991.
Harold S. Handelsman, 48                                                       1989
  Vice President and Secretary of HGM Corporation, the general partner of a limited partnership  which is a general  partner of GKH,  from prior to 1988; Senior Vice President, Secretary and General Counsel
   since  1983  of Hyatt  Corporation,  a diversified  company engaged primarily in real estate and hotel management activities.

                                                                            YEAR
                                                                           FIRST
     NAME, AGE, PRINCIPAL OCCUPATION AND OTHER DIRECTORSHIPS (1)          ELECTED
- ----------------------------------------------------------------------   ----------
Sheldon S. King, 63                                                            1992
  Executive Vice President of Salick Health Care, Inc. since  February
   1994; President and Chief Executive Officer of Cedars Sinai Medical
   Center from May 1989 to January 1994; President and Chief Executive
   Officer of Stanford University Hospital from prior to 1988 to April
   1989;  Director  of  American  Health  Properties,  a  real  estate investment trust.
Melvyn N. Klein, 52                                                            1989
  General Partner of GKH from February 1988 to December 1989 and  sole stockholder  of a  corporation which  is a  general partner  of GKH since that date; prior thereto, attorney and private investor since
   1968; Director of Bayou Steel  Corporation, the owner and  operator of a steel minimill, Itel Corporation, a supplier of wiring systems for  data, voice,  video and energy,  Savoy Pictures Entertainment,
   Inc., a major motion picture financing, marketing and  distribution company,  and  Santa  Fe Energy  Resources,  Inc., an  oil  and gas
   exploration and production company.
Dan W. Lufkin, 63                                                              1991
  Co-founder of  Donaldson, Lufkin,  Jenrette Securities  Corporation;
   private  investor prior to 1988;  sole shareholder of a corporation which is a general partner of GKH since September 1991; Director of
   Culbro, Inc., a distributor  of consumer products,  Allen & Co.,  a registered broker-dealer, and Savoy Pictures Entertainment, Inc., a major motion picture financing, marketing and distribution company.
William E. Mayer, 54                                                           1989
  Dean  of  the  College  of Business  and  Management,  University of
   Maryland, since October 1992; Dean of the William E. Simon Graduate
   School of  Business Administration,  University of  Rochester  from
   September  1991 to July 1992;  Chairman and Chief Executive Officer
   of CS First Boston Merchant Bank from January 1990 to January 1991;
   President  and  Chief  Executive   Officer  of  First  Boston,   an
   investment  banking  firm,  from  December  1988  to  January 1990;
   Managing Director of First Boston from June 1977 to December  1988;
   Director  of Chart  House Enterprises, Inc.,  a restaurant company,
   Riverwood  International  Corporation,  a  manufacturer  of  paper, paperboard  and  plywood products  and Hambrecht  & Quist,  Inc., a registered broker-dealer.
Robert W. O'Leary, 50                                                          1991
  Chairman of the Board and  Chief Executive Officer of each  Holdings and  AMI since July 1991; President  and Chief Executive Officer of
   Voluntary  Hospitals  of   America,  Inc.,   a  hospital   alliance
   representing approximately 850 domestic hospitals from 1989 to June
   1991;  President and Chief  Executive Officer of  St. Joseph Health
   System,   a   multi-hospital,    multi-purpose   health    services
   organization from 1983 to 1989.
Harold M. Williams, 66                                                       1989(2)
  President  and Chief Executive Officer of the J. Paul Getty Trust, a
   charitable trust in the Arts & Humanities, since May 1981; Director of  Times  Mirror  Corporation,  a  publishing  and  communications company, and Sunamerica Inc., a life insurance company.

- --------------------------
(1) Only directorships of issuers with a class of securities registered pursuant to Section 12 of the Exchange Act, or subject to the requirements of Section 15(d) of that Act or directorships of issuers registered as investment companies under the Investment Company Act of 1940, as amended, are listed in the above table.
(2)  Mr.  Williams has been a  director of AMI since  1985 and of Holdings since
     1989.

ARRANGEMENTS WITH RESPECT TO THE ELECTION OF DIRECTORS

    Pursuant to the amended and restated stockholders agreement (the "Stockholders Agreement") as currently in effect, by and among Holdings, the GKH Investments, L.P., a Delaware limited partnership (the "Fund"), GKH Private Limited ("GKHPL"), Mellon Bank, N.A., as trustee of First Plaza Group Trust, a trust organized under New York law ("First Plaza"), MBLP, MIP, certain management investors as defined in the Stockholders Agreement the ("Management Investors") and others, the Fund, together with GKHPL, has the power to designate a majority of the nominees for Holdings' board of directors (the "Board") and thereby effectively control the selection of executive officers and other key employees and the establishment of Holdings' and AMI's operating policies. MBLP and MIP are entitled to designate up to two nominees for Holdings' Board and the Management Investors are entitled to designate at least one (but not more than two) of the nominees for Holdings' Board. The Stockholders Agreement also requires each of the parties to vote all shares of common stock held thereby for all of the persons nominated pursuant to the Stockholders Agreement. The rights and obligations of the parties to designate and vote for nominees for Holdings' Board terminate as to a party under certain circumstances, including the failure to maintain its ownership of Holdings' common stock at specified levels.

ARRANGEMENTS WITH RESPECT TO OTHER MATTERS

    In addition to the provisions with respect to the election of directors discussed above, the Stockholders Agreement also restricts the ability of Holdings and AMI to take certain corporate actions, including amending their respective charter documents without the consent of certain of the parties thereto. The Stockholders Agreement also provides for certain rights-of-first-refusal, contains restrictions on dispositions of common stock and requires the parties thereto to sell their shares of common stock in certain circumstances if the Fund proposes to sell all of its shares of common stock by way of merger or similar transaction. By maintaining their percentage ownership of common stock, the Fund and its permitted transferees as defined in the Stockholders Agreement ("Permitted Transferees") and MBLP and its Permitted Transferees may effectively have the power to determine the policies of Holdings and AMI, the persons constituting their management and the outcome of corporate actions requiring stockholder approval by majority action. Certain benefits to each party under the Stockholders Agreement terminate if such party no longer owns specified minimum amounts of common stock.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The compensation and stock option committee of the Board currently is comprised of Messrs. Williams, King and Mayer. None of the individuals who were members of the compensation and stock option committees of the Board during fiscal 1994 are present or former officers or employees of Holdings or AMI. See "Directors and Executive Officers of Holdings and AMI." Corporations wholly owned by two members of the compensation and stock option committee, Messrs. Klein and Lufkin, serve as general partners of GKH. A corporation wholly owned by another member of the compensation and stock option committee, Mr. Gray, is a limited partner of GKH.

    GKH rendered certain consulting services to Holdings during fiscal 1994 in connection with the sale of AMI's interest in EPIC Holdings, Inc. for which GKH received compensation of approximately $2.3 million. The Company believes that the amount of fees it paid to GKH is equivalent to or less than customary fees paid or that would have been by the Company to unaffiliated third parties for comparable services. See "Certain Relationships and Related Transactions -- Sale of a Business." In years prior to fiscal 1993, GKH rendered certain management and financial services to Holdings for which it received compensation on terms customary in the investment banking business. Holdings is not presently under any obligation to retain GKH in the future although it may choose to do so at any time and from time to time. As of November 9, 1994, the Fund and GKHPL owned an aggregate of 25,653,764 shares of common stock, or approximately 32%, of the outstanding common stock. See "Security Ownership of Certain Beneficial Owners and Management;" "Arrangements with Respect to the Election of Directors;" and "Arrangements with Respect to Other Matters."

    Holdings, the Fund, GKHPL, MBLP, MIP and First Plaza, among others, entered into a registration rights agreement dated as of October 26, 1989 and as subsequently amended (the "Registration Rights Agreement"), pursuant to which the Fund, together with GKHPL, MBLP, MIP and/or First Plaza and their respective Permitted Transferees, have, at specified times, certain rights to demand that Holdings register all or part of their shares of common stock under the Securities Act of 1933, as amended (the "Securities Act"). Upon exercise of these rights, Holdings will generally be obligated to register such shares at its own expense. In addition, if Holdings proposes to register any of its equity securities under the Securities Act (except for, among other things, equity securities registered for issuance pursuant to employee benefit plans), the parties to the Registration Rights Agreement may include shares of common stock in such registration, subject, however, to pro rata reduction to the extent Holdings determines it is necessary.

                     EXECUTIVE OFFICERS OF HOLDINGS AND AMI

    Certain information concerning the executive officers of Holdings and AMI is set forth below:

                                                                                                                YEAR FIRST
NAME                             AGE                PRINCIPAL OCCUPATION DURING THE PAST FIVE YEARS               ELECTED
- ----------------------------     ---     ---------------------------------------------------------------------  -----------
Robert W. O'Leary                50      Chairman  and Chief Executive Officer  since July 1991; President and        1991
                                         Chief Executive  Officer  of  Voluntary Hospitals  of  America,  Inc.
                                         ("VHA"),  a hospital alliance representing approximately 850 domestic hospitals from  1989  to June  1991;  President and  Chief  Executive
                                         Officer  of  St.  Joseph Health  System  ("SJHS"),  a multi-hospital, multi-purpose health services organization from 1983 to 1989.
John T. Casey                    49      President and Chief Operating Officer since November 1991;  President        1991
                                         and   Chief   Executive   Officer   of   The   Samaritan   Foundation
                                         ("Samaritan"), the then  ninth largest private  healthcare system  in the  United States  from March 1990  to November  1991; President and
                                         Chief Executive Officer, Methodist Health Systems ("MHS"), a regional healthcare system from 1985 to 1990.
Alan J. Chamison                 54      Executive Vice  President since  September 1991  and Chief  Financial        1991
                                         Officer since February 1992; Chief Administrative Officer of VHA from
                                         January  1990  to  September  1991 and  a  Director  and  the Interim
                                         President and Chief  Executive Officer of  VHA Enterprises, Inc.,  an
                                         affiliate  of VHA, from September 1989 to September 1991; Senior Vice
                                         President of SJHS from May 1983 to September 1989.

                                                                                                                YEAR FIRST
NAME                             AGE                PRINCIPAL OCCUPATION DURING THE PAST FIVE YEARS               ELECTED
- ----------------------------     ---     ---------------------------------------------------------------------  -----------
O. Edwin French                  48      Senior Vice President since January 1992; Executive Vice President of        1992
                                         Samaritan from March 1991 to December 1991; Senior Vice President  of
                                         MHS from July 1985 to March 1991.
W. Randolph Smith                46      Executive  Vice  President, Operations  since September  1990; Senior        1990
                                         Vice President, Chief  Administrative Officer from  February 1990  to
                                         August 1990; Senior Vice President and Acting Chief Financial Officer
                                         from  November  1989 to  January 1990;  Corporate Vice  President and
                                         Acting Chief  Financial  Officer from  July  1989 to  November  1989;
                                         Corporate  Vice President and Director, Operations from 1987 to 1989;
                                         Vice President and Assistant Regional Director, Southern Region  from
                                         1986  to  1987; Vice  President  and Regional  Director, Mid-Atlantic
                                         Region from  1985  to  1986; Executive  Director,  Brookwood  Medical
                                         Center from 1983 to 1985.
Lawrence N. Kugelman             52      Executive  Vice  President  and  California  Regional  Director since        1993
                                         January 1993; Executive Director of Sisters of St. Joseph  Foundation
                                         from July 1992 to December 1992; President and CEO of The Health Plan
                                         of America from September 1986 to June 1992.
Terry H. Linn                    46      Vice President, Development since June 1993; Partner of Ernst & Young        1993
                                         (previously  Ernst &  Ernst) a public  accounting firm,  from 1980 to
                                         1993.
Thomas J. Sabatino, Jr.          35      Vice President  and  General  Counsel  since  April  1994;  Associate        1994
                                         General Counsel from November 1992 to April 1994; President and Chief
                                         Executive   Officer  of  Secure  Medical,   Inc.,  a  medical  device
                                         manufacturer from December 1990  to November 1992; Corporate  Counsel for  Baxter Healthcare Corporation, a medical supply manufacturer and distributor from August 1986 to December 1990.
Michael N. Murdock               40      Treasurer and  Vice President  since 1990;  Assistant Treasurer  from        1990
                                         1988  to 1990; Vice President,  Corporate Controller and Treasurer at
                                         TPA  of  America,  Inc.  from  1986  to  1988;  Assistant   Corporate
                                         Controller of AMI from 1982 to 1986.
Bary G. Bailey                   36      Controller   and  Vice  President  since  1990;  Assistant  Corporate        1991
                                         Controller from 1987 to 1990.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES ACT OF 1934

    Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires Holdings' executive officers and directors and persons who beneficially own more than 10% of the common stock to file reports of initial ownership and changes in ownership of common stock with the Commission. Based solely on a review of such reports furnished to Holdings, Holdings believes that during fiscal 1994, its executive officers, directors and beneficial owners of more than 10% of the common stock complied with all Section 16(a) filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION

    Holdings is a holding company, all of whose business activities are conducted by its operating subsidiaries. Accordingly, executive officers of Holdings hold identical positions with AMI.

    The following table sets forth certain information with respect to the compensation paid by Holdings during the last three fiscal years ended August 31, 1994 to its Chief Executive Officer and to each of its four other most highly compensated executive officers (collectively with the Chief Executive Officer, the "named executive officers"):

                           SUMMARY COMPENSATION TABLE

                                                                                                      LONG TERM
                                                                                                    COMPENSATION
                                                                                                 -------------------
                                                                 ANNUAL COMPENSATION                        PAYOUTS
                                                        --------------------------------------    AWARDS    --------
                                                                                  OTHER ANNUAL   --------     LTIP      ALL OTHER
                   NAME AND                              SALARY     BONUS         COMPENSATION   OPTIONS    PAYOUTS    COMPENSATION
              PRINCIPAL POSITION                 YEAR    ($)(1)     ($)(2)         ($)(3)(4)       #(5)      ($)(6)     ($)(3)(7)
- ----------------------------------------------   ----   --------   --------       ------------   --------   --------   ------------
Robert W. O'Leary ............................   1994   $777,836   $503,155       $  207,608        --      $286,391   $   45,947
  Chairman of the Board and                      1993    750,000    685,146(8)       218,362        --       155,850       16,454
   Chief Executive Officer                       1992    750,000    873,494           --          200,000      --          --
John T. Casey ................................   1994   $414,846   $357,534(9)    $  156,850        --      $144,770   $   23,261
  President and Chief                            1993    390,354    243,894           34,930          200     73,657        7,806
   Operating Officer                             1992    285,423    492,004(10)       --          200,000      --          --
Alan J. Chamison .............................   1994   $414,846   $277,534       $  141,392        --      $161,295   $   25,740
  Executive Vice President and                   1993    390,354    243,894          146,087        --        88,027        9,047
   Chief Financial Officer (11)                  1992    341,115    352,160           --          200,000      --          --
O. Edwin French ..............................   1994   $285,392   $241,679(9)    $   13,200       40,000   $ 71,572   $   11,768
  Senior Vice President (12)                     1993    262,308    130,840            5,886        --        34,217        3,853
                                                 1992    148,846    254,639(10)       --           60,000      --          --
W. Randolph Smith ............................   1994   $304,846   $130,027       $   13,200        --      $116,746   $   18,651
  Executive Vice President                       1993    289,945    157,627           --            --        67,257        6,911
                                                 1992    275,625    269,025           --            --         --          --

- ------------------------------
 (1) Includes amounts deferred at the election of each named executive officer pursuant to AMI's Tax Deferred Savings Plan.
 (2) The amounts shown in this column include bonuses paid pursuant to either AMI's Executive Incentive Compensation Plan (the "Incentive Plan") or, in the case of Mr. Smith, AMI's Regional Director Incentive Compensation Plan (the "Directors Plan," and collectively with the Incentive Plan, the "Incentive Plans") for services rendered during the fiscal year by each of the named executive officers. See Note 6 below and the table of "Long-Term Incentive Plan -- Awards in Last Fiscal Year" on page 29 for amounts awarded during fiscal 1994 but mandatorily deferred pursuant to the Incentive Plans.
 (3) Pursuant to the rules promulgated by the Securities and Exchange Commission (the "Commission"), no disclosure is required for these items for fiscal 1992.
 (4) In prior fiscal years the Company has made interest-free loans of $600,000, $375,000 and $375,000 to Messrs. O'Leary, Casey and Chamison, respectively, which loans are forgiven in equal monthly increments. See "Employment
     Agreements". With respect to fiscal 1994 includes loan forgiveness of $199,992, $125,004 and $125,004 for Messrs. O'Leary, Casey and Chamison, respectively, and compensation of $4,366, $13,437 and $3,188 for imputed interest on interest-free loans for Messrs. O'Leary, Casey and Chamison, respectively, calculated using the monthly applicable federal long-term rate. Also includes tax payment reimbursements and car allowances. To the extent the cost of personal benefits furnished to any of the named executive officers is less than the required reporting level established by the Commission, such benefits are not included in the Summary Compensation Table.
 (5) Mr. French was the only named executive officer to be granted options in fiscal 1994.

 (6) The  amounts shown  in the  table consist of  bonuses paid  pursuant to the
     Incentive Plans for services rendered in prior fiscal years, which  bonuses had  been deferred  in accordance  with, and  were payable  subject to, the terms of the Incentive  Plans. See "Long-Term Incentive  Plan -- Awards  in
     Last Fiscal Year."
 (7) The  amounts  shown in  the table  include insurance  premiums paid  by the
     Company with respect to term life insurance and amounts earned on  deferred compensation  paid pursuant  to the  Incentive Plans  to each  of the named executive officers during the fiscal year. With respect to fiscal 1994  the insurance  premiums paid by the Company with respect to term life insurance were $2,988, $1,546, $1,546, $1,032 and  $1,139 for the benefit of each  of
     Messrs.  O'Leary, Casey, Chamison, French  and Smith, respectively. Amounts earned on deferred compensation were $42,959, $21,715, $24,194, $10,736 and
     $17,512  for   Messrs.  O'Leary,   Casey,  Chamison,   French  and   Smith,
     respectively.  All deferred  funds accrue  interest at  the greater  of two rates: 1)  the  Company's  average short-term  borrowing  rate  during  the deferral  period, or  2) 50%  of the  percentage increase  in the  price of
     Holdings' common stock,  up to an  annual maximum of  15%. (The  percentage increase  in  the  price  of  Holdings' common  stock  is  measured  as the difference between its 90 day trading  average (closing prices) at the  end of  the  fiscal year  in which  the deferral  occurred against  its average closing price  for the  last 90  days of  the current  award fiscal  year.)
     However, if an executive reaches the "maximum" goals for both his operating expense  and operating income goals in  two consecutive years, all deferred funds pursuant to the Incentive Plans  will be adjusted to accrue  interest at  100% of the percentage increase in the price of Holdings' common stock, or the  average  short term  borrowing  rate during  the  deferral  period, whichever is greater. For any deferred funds which carry forward beyond the intended  earning  period  (i.e.,  the  first  or  the  second  of  the two subsequent years), the interest  rate from that point  forward will be  the
     Company's  short-term  borrowing rate  irrespective of  future performance.
 (8) For fiscal  1993, includes  a  special bonus  of  $250,000 awarded  by  the
     Compensation Committee and Stock Option Committee of the Board.
 (9) For fiscal 1994, includes a bonus of $80,000 and $100,000 for Messrs. Casey and  French, respectively awarded  by the Compensation  Committee and Stock
     Option Committee  of  the  Board  for their  respective  roles  in  certain acquisitions.
(10) The  amounts  shown in  the  table include  $197,332  and $117,750  paid to
     Messrs. Casey and French, respectively, during fiscal 1992 as reimbursement for certain relocation  and related expenses  pursuant to their  respective employment agreements with Holdings and AMI.
(11) Mr. Chamison became Chief Financial Officer of Holdings and AMI in February
     1992.
(12) Mr.  French became a Senior  Vice President of Holdings  and AMI in January
     1992.

                       OPTIONS GRANTS IN LAST FISCAL YEAR

                                 INDIVIDUAL GRANTS (1)                                                 POTENTIAL REALIZABLE
- ---------------------------------------------------------------------------------------                  VALUE AT ASSUMED
                                                % OF TOTAL                                               ANNUAL RATES OF
                                   NUMBER        OPTIONS                                                   STOCK PRICE
                                OF SECURITIES   GRANTED TO   EXERCISE                                    APPRECIATION FOR
                                 UNDERLYING     EMPLOYEES    OR BASE        MARKET                       OPTION TERM (2)
                                   OPTIONS      IN FISCAL     PRICE        PRICE ON       EXPIRATION   --------------------
NAME                               GRANTED         YEAR       ($/SH)      GRANT DATE         DATE         5%        10%
- ------------------------------  -------------   ----------   --------   ---------------   ----------   --------  ----------
Robert W. O'Leary.............      --              --          --            --              --          --         --
John T. Casey.................      --              --          --            --              --          --         --
Alan J. Chamison..............      --              --          --            --              --          --         --
O. Edwin French...............      40,000           9%       $19.21      $19.38           June 2004   $499,135  $1,257,988
W. Randolph Smith.............      --              --          --            --              --          --         --

- ------------------------
(1) Grant vests and becomes exercisable in installments of 20% per year on each of the first five anniversaries of the grant date.

(2) The dollar amounts under these columns assume that the market price per share of Holdings' common stock appreciates in value from the date of grant to the expiration date of the option at the annualized rates indicated.
     These rates are set by the Commission and are not intended to forecast possible future appreciation, if any, of the price of the common stock.
     Holdings did not use an alternative formula for a grant date valuation, as Holdings is not aware of any formula which will determine with reasonable accuracy a present value based on future unknown or volatile factors.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR END OPTION VALUES

    The following table provides information on the value of unexercised options held by each of the named executive officers at August 31, 1994. None of the named executive officers exercised any options during fiscal 1994.

                                                             NUMBER OF SECURITIES
                                                            UNDERLYING UNEXERCISED        VALUE OF UNEXERCISED
                                                                  OPTIONS AT              IN-THE-MONEY OPTIONS
                                                             FISCAL YEAR END (1)         AT FISCAL YEAR END (2)
                                                          --------------------------  ----------------------------
NAME                                                      EXERCISABLE  UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
- --------------------------------------------------------  -----------  -------------  -------------  -------------
Robert W. O'Leary (3)...................................     206,600        193,400   $   2,995,700  $   2,804,300
John T. Casey (3).......................................      80,040        120,160   $   1,160,580  $   1,742,320
Alan J. Chamison (3)....................................      80,000        120,000   $   1,160,000  $   1,740,000
O. Edwin French (3).....................................      22,500         77,500   $     326,250  $     745,250
W. Randolph Smith.......................................      68,254         17,064   $   1,175,112  $     293,787

- ------------------------
(1) Pursuant to the terms and conditions of the Option Plans, all options granted thereunder will become fully exercisable upon the occurrence of a "Change of Control," as defined therein, regardless of whether such options otherwise would be exercisable. Consummation of the Merger would constitute a "Change in Control."

(2) The value of unexercised in-the-money options is calculated as the difference between the closing sale price on August 31, 1994 and the applicable exercise price. The closing sale price of the common stock on August 31, 1994 as reported by the New York Stock Exchange was $24.25. Actual values realized on stock options are dependent upon actual future performance of Holdings' common stock, among other factors. Accordingly, the amounts shown may not necessarily be realized.

(3) Each of Messrs. O'Leary, Casey, Chamison and French have agreed to exchange, at the effective time of the Merger, each of his outstanding options (whether or not otherwise then exercisable) for (a) .42 of a share of NME common stock plus (b) an amount of cash equal to the difference between $19.00 ($19.25 if the Merger is consummated after March 31, 1995) less the exercise price of such option. See "Certain Relationships and Related Transactions -- Actions Taken in Connection with the Merger."

             LONG-TERM INCENTIVE PLAN -- AWARDS IN LAST FISCAL YEAR

    The following table provides information on long-term incentive plan awards to each of the named executive officers in fiscal 1994.

                                                                       NUMBER OF     PERFORMANCE OR    ESTIMATED FUTURE
                                                                     SHARES, UNITS    OTHER PERIOD      PAYOUTS UNDER
                                                                       OR OTHER     UNTIL MATURATION   NON-STOCK PRICE-
NAME                                                                  RIGHTS (1)      OR PAYOUT (2)    BASED PLANS (3)
- -------------------------------------------------------------------  -------------  -----------------  ----------------
Robert W. O'Leary (4)..............................................          N/A              N/A        $    251,577
John T. Casey (4)..................................................          N/A              N/A        $    138,767
Alan J. Chamison (4)...............................................          N/A              N/A        $    138,767
O. Edwin French (4)................................................          N/A              N/A        $     70,839
W. Randolph Smith..................................................          N/A              N/A        $     65,154

- ------------------------
(1)  The Company does not have a long-term incentive stock award plan.

(2) Pursuant to the Incentive Plans, two-thirds of an individual's award is paid in the November following the fiscal year in which the award is made. The remaining one-third of the award is subject to mandatory deferral and is generally earned in two equal portions over the two succeeding years following the year of the award only if the specified performance goals pursuant to the Incentive Plans are achieved during each of the such subsequent years. If such award is not so earned during each of such subsequent years, the award will remain subject to deferral until such time as the established performance goals pursuant to the Incentive Plans are met or at the time of retirement from Holdings or upon the individual's death. Forfeiture of the remaining one-third will occur upon termination of employment.

(3) Awards made pursuant to the Incentive Plans are dollar amounts which are based upon (i) the extent to which predetermined financial performance objectives during the year are achieved and (ii) the extent to which the
     individual  executive  officer   meets  personal  performance   objectives.
     One-third of a named executive officer's award pursuant to the Incentive Plans is determined by whether income as defined for the fiscal year achieves the threshold, target or maximum amounts therefore specified by the Compensation Committee of the Company's Board. Another third of a named executive officer's award pursuant to the Incentive Plans is determined by cost containment. This component generally reflects the ability of the Company's 37 hospitals to control their costs and the Company's ability to contain costs at the corporate office level. The remaining third of a named executive officer's award pursuant to the Incentive Plans is based on certain subjective factors established by the Compensation Committee, and is earned only if the threshold income level is achieved and specified costs are kept within budget. Aggregate awards pursuant to the Incentive Plans are expressed as a percentage of an individual's salary. Different bonus levels are established by category of employee, and range from 60% to 90% of salary for the named executive officers. These amounts are included in this table solely in accordance with the requirements of the Commission and should not be deemed, in any manner, to be indicative of management's projection of future performance.

(4) Holdings has entered into an agreement with each of Messrs. O'Leary, Casey, Chamison and French pursuant to which each such individual, upon a change in control (which term is defined to include consummation of the Merger), will be fully vested in all amounts payable under the Incentive Plans, including all deferred amounts. Additionally, these individuals will be deemed to have satisfied the fiscal 1995 maximum target performance goals pursuant to the Incentive Plans entitling each of them to 100% of their respective fiscal 1995 awards. The maximum award for which each of Messrs. O'Leary, Casey, Chamison and French may be entitled under the Incentive Plans for fiscal 1995 is $479,115, $227,136, $227,136 and $117,219, respectively, and the amount

     currently deferred for each of such individuals is $374,815, $207,840, $207,840 and $107,894. See "Certain Relationships and Related Transactions
     -- Actions Taken in Connection with the Merger."

PENSION PLAN

    The following table shows the estimated annual benefits payable upon normal retirement to participating employees, including, without limitation, the named executive officers, pursuant to AMI's basic Pension Plan (the "Pension Plan") as augmented by either the Supplemental Executive Retirement Plan, with respect to employees who become eligible collectively to participate prior to July 1989 or the Supplemental Benefit Plan, which is substantially identical with respect to employees who become eligible to participate in or after July 1989 (collectively "SERP") and Social Security for persons in specified remuneration and years of service classifications.

                 ANNUAL BENEFITS FOR YEARS OF SERVICE INDICATED

   FINAL
  AVERAGE
 EARNINGS     10 YEARS     15 YEARS     20 YEARS     25 YEARS     30 YEARS     35 YEARS
- -----------  -----------  -----------  -----------  -----------  -----------  -----------
   $200,000  $    50,000  $    75,000  $   100,000  $   100,000  $   100,000  $   100,000
    300,000       75,000      112,000      150,000      150,000      150,000      150,000
    400,000      100,000      150,000      200,000      200,000      200,000      200,000
    500,000      125,000      187,500      250,000      250,000      250,000      250,000
    600,000      150,000      225,000      300,000      300,000      300,000      300,000
    700,000      175,000      262,500      350,000      350,000      350,000      350,000
    800,000      200,000      300,000      400,000      400,000      400,000      400,000

    Under the Pension Plan, a retiring participant receives a percentage of his "earnings" (as defined under the Pension Plan) at the time of his last day of active employment with Holdings and AMI which, if calculated as of the date hereof for the named executive officers, would equal the rate used to determine the amount shown for each such person in the 1994 "Salary" column of Holdings Summary Compensation Table. Benefits are computed on a straight life annuity, contingent annuitant basis or years certain in life, at the election of the named executive officer, and are not subject to any deduction for Social Security amounts.

    Certain key executives of AMI, including all of the named executive officers, are eligible under SERP for supplemental annual retirement benefits upon retirement at age 65 generally after at least 10 years of service. The amount of a covered executive's benefit is computed in accordance with a formula based on such individual's final average earnings and his years of service up to 20 years. The benefits are subject to deduction for estimated primary Social Security benefits payable at age 65 and further reduction for benefits vested under the AMI Pension Plan.

    Participants are generally 100% vested after they have reached 10 years of service. SERP provides for early retirement for terminated participants with 10 to 15 years of service at age 55 with reduced benefits. Those with 16 or more years of service retire at age 55 with unreduced benefits.

    As of August 31, 1994, Messrs. O'Leary, Casey, Chamison, French and Smith, have 4, 3, 3, 2, 16 credited years, respectively, of service under the basic Pension Plan, and 8,8,8,3 and 20 credited years, respectively, of service under SERP. In connection with the Merger, Holdings has entered into an agreement with each of the named executive officers that provides each of such executive officers, full vesting in and 20 years of service under the SERP upon a change of control (which term would include consummation of the Merger). As a result of the Merger, each of such individuals will be entitled to maximum benefits under the SERP. See "Certain Relationships and Related Transactions -- Actions Taken in Connection with the Merger."

DIRECTORS' COMPENSATION

    During fiscal 1994, all directors of Holdings who were not employees of Holdings or any of its subsidiaries received compensation for serving on the Board or on a committee thereof. Such directors received $25,000 for serving on the Board. In addition, such directors received $1,000 for each meeting they attended and $500 for each telephonic meeting in which they participated. Mr. Williams received $10,000 for his services as the Chairman of the Audit Committee.

    Under  Holdings'  Directors' Retirement  Plan, an  outside director  who has served on the Board for at least five full years, or an employee director (regardless of whether he later becomes an outside director) who has served on the Board for at least ten full years is entitled, after reaching the age of 65 and upon retirement from the Board, to receive an annual retirement benefit in an amount equal to the annual director's fee in effect at the time of retirement. For purposes of this plan, an outside director is one who is not, at the time of his retirement from the Board, an employee of Holdings or any of its subsidiaries or affiliates. In fiscal 1994, the Directors' Retirement Plan was amended to provide that all individuals who were outside directors on September 1, 1994 (specifically, Messrs. Buchanan, Calhoun, Gray, Handelsman, King, Klein, Lufkin, Mayer and Williams) were eligible to participate in the Directors' Retirement Plan regardless of their respective years of service as a member of the Board of Directors. Outside directors, including retired directors, may be covered by AMI's basic health insurance plan. AMI also maintains a Directors' Deferred Compensation Plan pursuant to which directors are permitted to defer a portion of their directors' fees. Amounts deferred accrue interest at stipulated rates and are payable upon retirement from the Board.

EMPLOYMENT AGREEMENTS

    Holdings has entered into a letter of understanding, as amended to date, with Robert W. O'Leary pursuant to which Mr. O'Leary serves as a director and Chairman of the Board and Chief Executive Officer of each of Holdings and AMI. Under this agreement, Mr. O'Leary receives an annual base salary of $750,000, which may be increased from time to time, and participates in the Incentive Plan. Pursuant to this agreement, Holdings made a $600,000 interest-free loan to Mr. O'Leary during fiscal 1992. The loan is forgiven by Holdings in monthly increments of $16,667 commencing September 30, 1991 and as of August 31, 1994 the total amount of the loan was forgiven. Holdings has agreed to pay to Mr. O'Leary, in the event his employment as Chairman and Chief Executive Officer is terminated for any reason other than "cause," an amount equal to 15 months base compensation (excluding bonus) determined on the basis of his annual salary for the fiscal year then most recently commenced. Additionally, pursuant to his agreement with Holdings, Mr. O'Leary is entitled to receive, in the event of a "Change of Control" (as defined therein), the above-referenced severance payment, acceleration of all benefits payable to him pursuant to the Incentive Plan and certain specified payments in respect of all unexercised options then held by him. Consummation of the Merger will constitute a Change of Control under this Agreement.

    Holdings has entered into a letter of understanding, as amended to date, with John T. Casey pursuant to which Mr. Casey serves as the President and Chief Operating Officer of each of Holdings and AMI. Under this agreement, Mr. Casey receives an annual base salary of $362,000, which may be increased from time to time, and participates in the Incentive Plan. During fiscal 1993, Holdings made a $375,000 interest-free loan to Mr. Casey. The loan, which is due and payable 10 days after the termination of Mr. Casey's employment, is forgiven by the Company in monthly increments of $10,417 commencing August 31, 1993 and continuing for so long as Mr. Casey serves as President and Chief Operating Officer of Holdings. See the Summary Compensation Table on page 27 for the amount forgiven during fiscal 1994. Holdings has agreed to pay to Mr. Casey, in the event his employment as the President and Chief Operating Officer of the Company is terminated for any reason other than "cause," an amount equal to 12 months base compensation (excluding bonus) determined on the basis of his annual salary for the fiscal year then most recently commenced. Additionally, pursuant to his agreement with Holdings, Mr. Casey is entitled to receive, in the event of a "Change of Control" (as defined therein), the above-referenced severance payment, acceleration of all benefits payable to him pursuant to the Incentive Plan and certain specified payments in respect of all unexercised options then held by him and forgiveness of any then outstanding balance under the above-referenced loan. Consummation of the Merger will constitute a Change of Control under this Agreement. Mr. Casey's Management Stock Agreement generally provides certain "Put" and "Call" rights to him and Holdings, respectively, with respect to certain shares of his common stock upon termination of his employment with Holdings. See "Certain Relationships and Other Transactions -- Management Investors."

    Holdings has entered into a letter of understanding, as amended to date, with Alan J. Chamison pursuant to which Mr. Chamison serves as an Executive Vice President of each of Holdings and AMI. Under this agreement, Mr. Chamison receives an annual base salary of $362,000, which may be increased from time to time, and participates in the Incentive Plan. Pursuant to this agreement, Holdings made a $375,000 interest-free loan to Mr. Chamison during 1991. This loan, which is due and payable 10 days after the termination of Mr. Chamison's employment, is forgiven by Holdings in monthly increments of $10,417 commencing October 31, 1991, and as of August 31, 1994, the total amount of the loan was forgiven. Holdings has agreed to pay to Mr. Chamison, in the event his employment as an Executive Vice President of the Company is terminated for any reason other than "cause," an amount equal to 12 months base compensation (excluding bonus) determined on the basis of his annual salary for the fiscal year then most recently commenced. Additionally, pursuant to his agreement with Holdings, Mr. Chamison is entitled to receive, in the event of a "Change of Control" (as defined therein), the above-referenced severance payment, acceleration of all benefits payable to him pursuant to the Incentive Plan and certain specified payments in respect of all unexercised options then held by him. Consummation of the Merger will constitute a Change of Control under this Agreement.

    Holdings has entered into a letter of understanding, as amended, with O. Edwin French pursuant to which Mr. French serves as a Senior Vice President of each of Holdings and AMI. Under this Agreement, Mr. French receives an annual base salary of $225,000, which may be increased from time to time, and participates in the Incentive Plan. Holdings has agreed to pay to Mr. French, in the event his employment as Senior Vice President of Holdings is terminated for any reason other than "cause," an amount equal to 12 months base compensation (excluding bonus) determined on the basis of his annual salary for the fiscal year then most recently commenced. Additionally, pursuant to his agreement with Holdings, Mr. French is entitled to receive, in the event of the occurrence of a "Change of Control" (as defined therein), the above-referenced severance payment, acceleration of all benefits payable to him pursuant to the Incentive Plan and certain specified payments in respect of all unexercised options then held by him. Consummation of the Merger will constitute a Change of Control under this Agreement.

    AMI has also entered into an agreement with Mr. W. Randolph Smith. The terms of such agreement provide that under certain circumstances, upon termination, Mr. Smith will be entitled to receive one year's salary and benefits. Mr. Smith's agreement does not provide for any change of control payments. Mr. Smith's Management Stock Agreement generally provides certain "Put" and "Call" rights to him and Holdings, respectively, with respect to certain shares of his common stock upon termination of his employment with Holdings. See "Certain Relationships and Other Transactions -- Management Investors."

CHANGE OF CONTROL ARRANGEMENTS

    On October 10, 1994, Holdings and NME jointly announced the signing of a definitive merger agreement pursuant to which a wholly-owned subsidiary of NME will be merged with and into Holdings, with Holdings continuing as the surviving corporation. As a result of the Merger, each share of common stock of Holdings will be converted into the right to receive $19.00 (if the closing occurs on or before March 31, 1995, otherwise $19.25) and 0.42 of a share of common stock of NME. Under the terms of the merger agreement, Holdings will pay a dividend of $0.10 per share prior to consummation of the Merger and Holdings will be entitled to nominate three individuals to be elected to the 13 member board of directors of the surviving corporation. In connection with the Merger, the Company has entered into certain agreements with members of the Company's management. In addition, certain existing arrangements and agreements between the Company and members of its management and Board of Directors will be affected by the Merger. See "Certain Relationships and Related Transactions -- Actions Taken in Connection with the Merger."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information, as of November 9, 1994, regarding the beneficial ownership of Common Stock by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the Common Stock,
(ii) all directors, (iii) each of the named executive officers and (iv) all directors and executive officers as a group. Unless otherwise noted, the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

                                                                                         APPROXIMATE
                                                                NUMBER OF SHARES       PERCENT OF CLASS
NAME AND ADDRESS                                               BENEFICIALLY OWNED     (IF MORE THAN 1%)
- ------------------------------------------------------------   -------------------    ------------------
GKH Investments, L.P. ......................................   24,719,168(1)(2)              32%
  Suite 2710
  200 West Madison Street
  Chicago, IL 60606
Mellon Bank, N.A., as trustee of ...........................   10,663,636                    14%
  First Plaza Group Trust
  One Mellon Bank Center
  Pittsburgh, PA 15258
MB L.P. I ..................................................   10,595,282(3)                 14%
  c/o of The Clipper Group, L.P.
  Park Avenue Plaza
  55 East 52nd Street,
  27th Floor
  New York, New York 10055
J. Robert Buchanan, M.D.....................................        8,400(4)                  *
Robert B. Calhoun, Jr.......................................      -0-    (3)
John T. Casey...............................................      132,680(5)(6)               *
Harry J. Gray...............................................      -0-    (7)
Harold S. Handelsman........................................      -0-    (1)(2)
Sheldon S. King.............................................        1,000                     *
Melvyn N. Klein.............................................        1,000(1)(2)(8)            *
Dan W. Lufkin...............................................      -0-    (1)(2)
William E. Mayer............................................       25,000                     *
Robert W. O'Leary...........................................      287,943(6)(9)               *
Harold M. Williams..........................................        2,057                     *

                                                                                         APPROXIMATE
                                                                NUMBER OF SHARES       PERCENT OF CLASS
NAME AND ADDRESS                                               BENEFICIALLY OWNED     (IF MORE THAN 1%)
- ------------------------------------------------------------   -------------------    ------------------
Alan J. Chamison............................................      152,499(6)(10)              *
O. Edwin French.............................................       37,710(6)(11)              *
W. Randolph Smith...........................................      128,236(12)                 *
All Directors and Executive Officers as a group
  (19 persons)..............................................      935,747(13)                 1%

- ------------------------
 *   Less than 1% beneficially owned.
 (1) Does not include 934,596 shares of Common Stock owned by GKHPL, a corporation the assets of which are managed by GKH.
 (2) A corporation wholly owned by Melvyn N. Klein, a director of the Company, serves as a general partner of GKH. A corporation wholly owned by Dan W. Lufkin, a director of Holdings, serves as a general partner of GKH. Harold
     S. Handelsman, a director of Holdings, is an officer of a corporation which is the general partner of a limited partnership which is a general partner of GKH. By virtue of their relationships to the Fund and GKH's relationship to GKHPL, Messrs. Klein, Lufkin and Handelsman may be deemed to share beneficial ownership of the shares of common stock beneficially owned by the Fund and GKHPL. Messrs. Klein, Lufkin and Handelsman disclaim beneficial ownership of such shares. See footnote 6 and "Directors and Executive Officers of Holdings and AMI" for information regarding Harry J. Gray's former and existing relationships with GKH.
 (3) Robert B. Calhoun, Jr., a director of Holdings, is a major stockholder in and President of Clipper Asset Management Corporation, the sole general partner of Clipper. Pursuant to an Asset Management Agreement with First Boston and certain of its affiliates, Clipper manages certain investments for such persons, including the 10,595,282 shares of common stock indicated in the above table which are held in the name of MBLP and an additional 710,168 shares of common stock held in the name of MIP, which are not included in the above table. Under the Asset Management Agreement, Clipper has sole power to vote the shares of Holdings' common stock, but does not have the power (sole or shared) to dispose of any such shares. Clipper is not an affiliate of First Boston. Mr. Calhoun disclaims beneficial ownership of such shares. See "Directors and Executive Officers of Holdings and AMI" for information regarding William E. Mayer's former relationship with First Boston and one of its affiliates.
 (4) Includes an aggregate of 8,400 shares subject to options granted under the Nonqualified Employee Stock Option Plan (the "Option Plan") which are exercisable as of August 31, 1994 or within 60 days thereof.
 (5) Includes an aggregate of 100,080 shares subject to options granted under the Option Plan and the Nonqualified Performance Stock Option Plan for Key Employees (the "Key Plan" and collectively with the Option Plan, the "Option Plans") which are exercisable as of August 31, 1994 or within 60 days thereof.
 (6) At the effective time of the Merger, each of Messrs. O'Leary, Casey, Chamison and French have agreed to exchange each of his outstanding options granted under the Option Plans for (a) .42 of a share of NME common stock and (b) cash equal to $19.00 ($19.25 if the Merger is consummated after March 31, 1995) less the exercise price of such option.
 (7) Harry J. Gray, a director of Holdings, previously served as a general partner of GKH. On September 30, 1991, Mr. Gray's interest as a general partner of GKH was converted into a limited partnership interest. Mr. Gray disclaims beneficial ownership of the shares of common stock beneficially owned by the Fund and GKHPL. See "Directors and Executive Officers of Holdings and AMI" for information regarding Mr. Gray's former relationship with GKH.

 (8) Mr.  Klein is a co-trustee  of two trusts, each  of which beneficially owns
     500 shares of Common Stock.
 (9) Includes an aggregate of 206,600 shares subject to options granted under the Option Plans which are exercisable as of August 31, 1994 or within 60 days thereof.
(10) Includes an aggregate of 80,000 shares subject to options granted under the Option Plans which are exercisable as of August 31, 1994 or within 60 days thereof.
(11) Includes an aggregate of 22,500 shares subject to options granted under the Option Plans which are exercisable as of August 31, 1994 or within 60 days thereof.
(12) Includes an aggregate of 68,254 shares subject to options granted under the Option Plans which are exercisable as of August 31, 1994 or within 60 days thereof.
(13) See notes (1), (2) and (3) above. Also includes an aggregate of 744,498 shares subject to options granted under the Option Plans which are exercisable as of August 31, 1994 or within 60 days thereof.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  ACTIONS TAKEN IN CONNECTION WITH THE MERGER

    Upon the occurrence of the Merger, certain executive officers of Holdings, including the named executive officers may be subject to the potential imposition of excise tax under Section 4999 of the Code to the extent that payments received by such executive officers as the result of the Merger are deemed to constitute excess parachute payments under Section 280G of the Code. Holdings has agreed to make payments to such affected executive officers in an amount equal to all excise taxes payable by each such executive officer on such deemed excess parachute payments (the "Gross-Up Payment"), including any excise tax payable by reason of the Gross Up Payment; provided however, that the maximum aggregate Gross-Up Payments which Holdings may be obligated to pay shall in no event exceed $8 million, which, if necessary, will be divided pro rata among the affected executive officers. In order for an executive officer to be eligible to receive Gross-Up Payments, such affected executive officer must agree in writing to accept the merger consideration (including the mix of cash and securities, if applicable) payable to Holdings' stockholders in general upon consummation of the Merger, with respect to any Holdings' stock options then held by the affected executive officer, nothwithstanding any provision in the executive's employment or stock option agreement or the Holdings Stock Option Plans to the contrary regarding payment in cash.

    Holdings has agreed that if, in connection with or subsequent to a change of control (which term would include the consummation of the Merger), the employment of certain executive officers of Holdings is terminated for any reason, or the membership of a current director on the Company's Board of Directors is terminated for any reason, then such affected individual shall be entitled to continue coverage under the terms of Holdings' group health insurance plan until the earlier of the date such affected individual (a) becomes eligible for Medicare, or (b) otherwise fails to pay any applicable premium. This coverage is in addition to any continuation coverage that may otherwise be required by law.

    Holdings has entered into an agreement with each of Messrs. O'Leary, Casey, Chamison, French, Kugelman, Sabatino, Bailey and Murdock pursuant to which such individuals, upon a change in control (which term has been defined to include consummation of the Merger), will be fully vested in all amounts payable under the Incentive Plans, including all deferred amounts. Additionally, each of these individuals will be deemed to have satisfied their respective maximum fiscal 1995 target performance goals under the Incentive Plans entitling each of them to 100% of their fiscal 1995 awards. The maximum award for which each of Messrs. O'Leary, Casey, Chamison, French, Kugelman, Sabatino, Bailey and Murdock may be entitled under the Incentive Plans for fiscal 1995 is $479,115, $227,136, $227,136, $117,219, $219,625, $81,120, $65,572 and $65,572, respectively, and the amount
currently deferred for each of such individuals is $374,815, $207,840, $207,840, $107,894, $35,607, $56,390, $57,832, and $57,832, respectively. See "Executive
Compensation -- Long-Term Incentive Plan -- Awards in Last Fiscal Year."

    First Boston and GKH rendered consulting services to Holdings in relation to the Merger for which First Boston and GKH each will receive compensation of $5.0 million plus reasonable out-of-pocket costs. The Company believes that the amount of fees to be paid to First Boston and GKH is equivalent to or less than customary fees that would be paid by the Company to unaffiliated third parties for comparable services.

                                SALE OF BUSINESS

    In May 1994, the Company sold AMI's interest in EPIC Holdings, Inc. pursuant to a merger of EPIC Holdings, Inc. with HealthTrust, Inc -- the Hospital Company. As a result of this disposition, the Company received $72.4 million and paid $2.3 million in compensation to GKH, for representing the Company in connection with the transaction. See "Security Ownership of Certain Beneficial Owners and Management."

                               LETTERS OF CREDIT

    Dalfort Corporation, an entity associated with HGM Associates, a Nevada limited partnership and a general partner of GKH ("Dalfort"), agreed to provide credit support (the "L/C Commitment") to domestic hospital subsidiaries of AMI in the form of guaranties by Dalfort to issuers of standby letters of credit, bonds and other surety type instruments for the account of any domestic hospital subsidiary of AMI (the "L/C Guarantees"). The L/C Commitment extended only to L/C Guarantees with a term not exceeding twelve months and in an aggregate face amount not exceeding $30 million outstanding at any time. Holdings and its subsidiaries were jointly and severally liable to reimburse Dalfort for any amounts paid pursuant to the L/C Commitment. The L/C Commitment was replaced on August 18, 1993 with other financing extended by an unaffiliated third party. AMI paid Dalfort a fee of $750,000 during fiscal 1993.

                          FIRST BOSTON AND AFFILIATES

    The Company is not presently under any obligation to retain First Boston for advisory or other services although it may choose to do so at any time and from time to time. As of November 9, 1994, certain affiliates of First Boston owned an aggregate of 11,305,450 shares of Common Stock, or approximately 15%, of the outstanding Common Stock. See "Security Ownership of Certain Beneficial Owners and Management;" "Arrangements with Respect to the Election of Directors;" and "Arrangements with Respect to Other Matters."

                              MANAGEMENT INVESTORS

    Pursuant to certain Management Stock Subscription Agreements (the "Management Stock Agreements") entered into in connection with and subsequent to the acquisition of AMI by Holdings (the "Acquisition"), certain current and former officers and key employees of AMI and its subsidiaries (collectively, the "Management Investors") purchased shares of common stock and, in most cases, were granted options pursuant to the Key Plan. The Management Investors, except for John T. Casey and a former officer of Holdings, used, among other funds, amounts received in consideration of the cancellation of options to purchase shares of AMI common stock ("AMI Shares") in connection with the Acquisition, to purchase the shares of common stock.

    Pursuant to the Management Stock Agreements, upon termination of a Management Investor's employment with AMI or its subsidiaries prior to the fifth anniversary of the Acquisition, Holdings had the right to require such Management Investor to sell his shares of common stock to Holdings (the "Call"), and, upon certain events resulting in the termination of a Management Investor's employment with Holdings or its subsidiaries, the Management Investor had the right to require Holdings to repurchase his shares of Common Stock (the "Put"), in each case at a price determined by a formula generally based on fair value and the factual circumstances giving rise to the exercise of either the Put or Call. The fifth anniversary of the Acquisition was October 26, 1994. The Put right will not be available to any Management Investor whose employment is terminated for "cause" (as defined in the Management Stock Agreements). In addition, Holdings may defer its obligation to purchase Common Stock pursuant to the exercise of a Call or a Put if the consummation of such purchase would violate any law or regulation or would cause Holdings to be in default under the terms of any of its indebtedness. Upon exercise of a Call or Put, any unexercised options held by the Management Investor will be terminated upon payment by Holdings to the Management Investor of the price specified in such Management Investor's Management Stock Agreement.

    Pursuant to the Management Stock Agreements, the Management Investors have agreed not to transfer their common stock, except for certain permitted transfers, for five years after their purchase thereof, and, in addition, have granted Holdings, first, and the other parties to the Stockholders Agreement, second, a right of first refusal in respect of third party offers to purchase the common stock received by the Management Investors after the expiration of such five year period.

    During fiscal 1994, Holdings paid an aggregate of $19,996 to one Management Investor in satisfaction of its obligations upon exercise of Put rights under such person's Management Stock Agreement.

                          LOANS TO EXECUTIVE OFFICERS

    In prior fiscal years, Holdings made interest-free loans of $600,000, $375,000 and $375,000 to Messrs. O'Leary, Casey and Chamison, respectively, which loans are forgiven in equal monthly increments. As of November 9, 1994, the remaining balances of $199,992 and $135,409 on interest-free loans made by Holdings to Messrs. O'Leary and Chamison, respectively, where forgiven in full. As of November 9, 1994, the interest-free loan to Mr. Casey had an outstanding principal balance of $213,536 and is being forgiven by Holdings in equal monthly increments of $10,417. In the event of the occurrence of a "Change of Control" (as defined in the letter of understanding between Holdings and Mr. Casey), which includes consummation of the Merger, the remaining balance of the loan will be forgiven. The largest aggregate amount outstanding during fiscal 1994 to each of Messrs. O'Leary, Casey and Chamison pursuant to such loans were $199,992, $135,409 and $364,583, respectively. See "Executive Compensation -- Employment Agreements."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)  1 and 2  Financial Statements and Financial Statement Schedules.

    The financial statements and financial statement schedules set forth in the Index to Financial Statements and Financial Statement Schedules on page F-1 are filed as part of this Annual Report on Form 10-K.

    (b)  Reports on Form 8-K.

    No  reports on Form  8-K have been  filed during the  last quarter of fiscal
1994.

    (c)  List of Exhibits.

EXHIBIT NO.                                                   DESCRIPTION OF EXHIBIT
- -----------             --------------------------------------------------------------------------------------------------
     2.1        --      Agreement and Plan of  Merger dated as of  July 6, 1989, among  AMI, Holdings and IMA  Acquisition
                        Corp.,  a Delaware corporation and a wholly owned subsidiary of Holdings ("Acquisition"), filed as
                        Exhibit 2(a) to Holdings' Registration Statement on Form S-4, Registration No. 33-33674, filed  on
                        March 6, 1990 (the "1990 Form S-4") and incorporated herein by reference.
     2.2        --      Amendment  No. 1 to Agreement and Plan of Merger  dated as of October 7, 1989, among AMI, Holdings and Acquisition, filed as Exhibit 18 to the 1990 Form S-4 and incorporated herein by reference.
     2.3        --      Amendment No. 2 to Agreement and Plan of Merger dated as of December 1, 1989, among AMI,  Holdings and Acquisition, filed as Exhibit 2(c) to the 1990 Form S-4 and incorporated herein by reference.
     2.4        --      Agreement  and Plan of Merger  dated as of April  23, 1990 among AMI,  Holdings and Amigo Holdings
                        Corp. ("Amigo"), filed as Exhibit 3 to AMI's  Quarterly Report on Form 10-Q for the quarter  ended
                        May 31, 1990 and incorporated herein by reference.
     2.5        --      Agreement  and Plan of Merger, dated as of October 10, 1994, by and among NME, AMH Acquisition Co.
                        and Holdings.
     3.1        --      Restated Certificate of Incorporation of  Holdings as amended to date,  filed as Exhibit 3 (a)  to the 1990 Form S-4 and incorporated herein by reference.
     3.2        --      Bylaws  of Holdings as amended to date filed as Exhibit 3.2 to Holdings' Registration Statement on
                        Form S-1 filed on June 17, 1991 and incorporated herein by reference.
     3.3        --      Restated Certificate of  Incorporation of  AMI as amended  to date,  filed as Exhibit  3 to  AMI's
                        Quarterly  Report on  Form 10-Q  for the  quarter ended  May 31,  1990 and  incorporated herein by reference.
     3.4        --      Bylaws of AMI as amended to date, filed as Exhibit 3.2 to AMI's Registration Statement on Form S-1
                        filed on August 14, 1991 (the "AMI Form S-1") and incorporated herein by reference.
     4.1        --      Amended and  Restated  Note Purchase  Agreement  dated as  of  June 11,  1993  among AMI  and  the purchasers  listed  therein, filed  as Exhibit  4.1 to  AMI's Registration  Statement on  Form S-4
                        Registration No. 33-50239  filed on  September 20,  1993 (the  "1993 Form  S-4") and  incorporated herein by reference.
     4.2        --      Indenture  dated as of April 21, 1993 between AMI  and NationsBank of Texas, N.A., as trustee (the
                        "Trustee"), filed as Exhibit 4.2 to the 1993 Form S-4 and incorporated herein by reference.
     4.3        --      Supplemental Indenture dated as of October 25, 1993 between AMI and the Trustee, filed as  Exhibit
                        4.3 to Amendment No. 1 to the 1993 Form S-4 and incorporated herein by reference.

EXHIBIT NO.                                                   DESCRIPTION OF EXHIBIT
- -----------             --------------------------------------------------------------------------------------------------
     4.6        --      Indenture  dated as  of October  1, 1991  between AMI,  as issuer,  and The  Citizens and Southern
                        National Bank, as trustee, relating to the 11% Senior Notes Due October 2001, filed as Exhibit 4.1 to AMI's Registration Statement on  Form S-1 filed on October  8, 1991 and incorporated herein  by reference.
     4.7        --      Indenture  between AMI, as issuer, and The Connecticut  National Bank, as trustee, relating to the
                        13 1/2% Senior  Subordinated Notes  Due August  2001 filed as  Exhibit 4.1  to AMI's  Registration
                        Statement  on Form  S-1, Registration  No. 33-41416,  filed on  January 24,  1992 and incorporated herein by reference.
     4.8        --      Indenture dated as of August 1,  1991 between AMI, as issuer,  and United States Trust Company  of
                        New  York, as trustee, relating to the 15%  Junior Discount Debentures Due November 2005, filed as
                        Exhibit 4.1 to  AMI's Registration  Statement on  Form S-2,  Registration No.  33-45292, filed  on
                        January 24, 1992 and incorporated herein by reference.
     4.9        --      First  Supplemental Indenture  dated as of  February 15, 1992  between AMI, as  issuer, and United
                        States Trust Company of New York, as  trustee, relating to AMI's 15% Junior Subordinated  Discount
                        Debentures  Due November  2005, filed  as Exhibit  4.1 to  Amendment No.  2 to  AMI's registration
                        Statement, Registration No. 33-45292, on Form S-2, filed on March 4, 1992 and incorporated  herein by reference.
     4.10       --      Amendment  No. 1  dated as  of April  25, 1994 to  the Credit  Agreement among  AMI, Holdings, the
                        Lenders, the Agent  and the Bank  of Nova Scotia,  as Co-Agent and  the Long Term  Credit Bank  of
                        Japan, Ltd., Los Angeles Agency, as Co-Agent (collectively, the "Co-Agents").
     4.11       --      Amendment  No. 2  dated as  of June  20, 1994  to the  Credit Agreement  among AMI,  Holdings, the
                        Lenders, the Agent and the Co-Agents.
     4.12       --      Amendment No.  3 dated  as of  June 20,  1994 to  the Credit  Agreement among  AMI, Holdings,  the
                        Lenders, the Agent and the Co-Agents.
                        Instruments  with respect to certain long-term debt of AMI have not been filed since the amount of securities authorized  thereunder  does  not exceed  10%  of  the  total assets  of  AMI  and  its subsidiaries  on a consolidated basis. AMI hereby agrees  to furnish copies of such instruments to the Securities and Exchange Commission upon request.
    10.1        --      Credit and Guaranty  Agreement dated as  of August 18,  1993 (the "Credit  Agreement") among  AMI,
                        American  Medical Holdings,  Inc., a  Delaware corporation, the  lenders referred  to therein (the
                        "Lenders"), Chemical Bank, as Agent (the "Agent"), The  Bank of Nova Scotia, as Co-Agent, and  The
                        Long Term Credit Bank of Japan, Ltd., Los Angeles Agency, as Co-Agent filed as Exhibit 10.1 to the
                        1993 Form S-4 and incorporated herein by reference.
    10.2        --      Holdings  Pledge Agreement dated as of August 18, 1993  between AMI and the Agent on behalf of the
                        Lenders filed as Exhibit 10.2 to the 1993 Form S-4 and incorporated herein by reference.
    10.3        --      Collateral Trust Agreement dated as of August 18,  1993 between AMI and IBJ Schroder Bank &  Trust
                        Company, a New York banking corporation, as trustee ("IBJ") filed as Exhibit 10.3 to the 1993 Form
                        S-4 and incorporated herein by reference.
    10.4        --      Collateral Trust Pledge Agreement dated as of August 18, 1993 between AMI and IBJ filed as Exhibit
                        10.4 to the 1993 Form S-4 and incorporated herein by reference.
    10.5        --      Pledge  and Security Agreement dated as of August 18,  1993 between AMI and the Agent on behalf of the Lenders filed as Exhibit 10.5 to the 1993 Form S-4 and incorporated herein by reference.
    10.6        --      Guaranty and Security  Agreement dated  as of  August 18,  1993 between  American Medical  Finance
                        Company,  a Delaware corporation, and the Agent on behalf  of the Lenders filed as Exhibit 10.6 to the 1993 Form S-4 and incorporated herein by reference.

EXHIBIT NO.                                                   DESCRIPTION OF EXHIBIT
- -----------             --------------------------------------------------------------------------------------------------
    10.7        --      Agreement for Purchase of Stock dated as of September 26, 1988 by and among AMI, EPIC and  various subsidiaries  of AMI, filed as Exhibit 2(a) to AMI's  Current Report on Form 8-K dated October 14,
                        1988 and incorporated herein by reference.
    10.8        --      Amended and Restated  Stockholders' Agreement dated  as of July  30, 1991 by  and among the  Fund,
                        GKHPL,  First Plaza, MBLP, MIP and the other  parties thereto, filed as Exhibit 10.39 to Amendment
                        No. 3 to Holdings' Registration Statement on Form S-1, Registration No. 33-41206, on July 26, 1991
                        and incorporated herein by reference.
    10.9        --      Amended and  Restated Registration  Rights  Agreement dated  as  of July  30,  1991 by  and  among
                        Holdings,  the Fund, GKHPL, MBLP,  MIP, the Bank Investor and  the Management Purchasers, filed as
                        Exhibit 10.40 to Amendment No. 3 to Holdings' Registration Statement on Form S-1, Registration No.
                        33-41206, on July 26, 1991 and incorporated herein by reference.
    10.10       --      American Medical Holdings, Inc. 1993 Employee Stock Purchase Plan, filed as Exhibit A to Holdings'
                        Proxy Statement dated January 13, 1993 (the "1993 Proxy") and incorporated herein by reference.
    10.11       --      Amendments to Each of the Nonqualified Employee Stock Option Plan and the Nonqualified Performance
                        Stock Option Plan for Key Employees (Exhibits 10.12  and 10.13 below) filed as Exhibit D to  AMI's
                        1993 Proxy and incorporated herein by reference.
    10.12       --      Nonqualified  Employee Stock Option Plan, filed as Exhibit A to Holdings' Proxy Statement dated as of January 8, 1991 and incorporated herein by reference.
    10.13       --      Nonqualified Performance Stock  Option Plan for  Key Employees,  filed as Exhibit  B to  Holdings'
                        Proxy Statement dated as of January 8, 1991 and incorporated herein by reference.
    10.14       --      Executive Deferred Compensation Plan filed as Exhibit 10.27 to Holdings' Registration Statement on
                        Form S-1 filed on June 17, 1991, Registration No. 33-41206, and incorporated herein by reference.
    10.15       --      Supplemental  Executive Retirement Plan filed as Exhibit 10.28 to Holdings' Registration Statement on Form  S-1 filed  on  June 17,  1991,  Registration No.  33-41206,  and incorporated  herein  by reference.
    10.16       --      Senior  Executive  Deferred Compensation  Plan filed  as Exhibit  10.29 to  Holdings' Registration
                        Statement on Form S-1 filed on June  17, 1991, Registration No. 33-41206, and incorporated  herein by reference.
    10.17       --      Letter  of  Understanding, between  Holdings  and Robert  W. O'Leary,  filed  as Exhibit  10.30 to
                        Amendment No.  3  to Holdings'  Registration  Statement  on Form  S-1,  filed on  July  26,  1991,
                        Registration No. 33-41206, and incorporated herein by reference.
    10.18       --      Letter  of Understanding  dated as of  August 4, 1991  between AMI  and Alan J.  Chamison filed as
                        Exhibit 10.36  to AMI's  Registration Statement  on  Form S-1,  Registration No.  33-41206,  filed
                        September 25, 1991 and incorporated herein by reference.
    10.19       --      Agreement,  dated  as of  March 7,  1990,  among American  Medical International,  Inc. Healthcare
                        Holding Company and Generale De Sante International PLC, filed as Exhibit 10.36 to Amendment No. 3 to Holdings' Registration Statement on Form S-1, Registration No. 33-41206, filed on July 26, 1991 and incorporated herein by reference.
    10.20       --      Acquisition Agreement, among AMI  Information Systems Group, Inc.,  A.M. International and  Klinik
                        Hirslanden  AG, filed as Exhibit  10.37 to Amendment No. 3  to Holdings' Registration Statement on
                        Form S-1, Registration No. 33-41206, filed on July 26, 1991 and incorporated herein by reference.

EXHIBIT NO.                                                   DESCRIPTION OF EXHIBIT
- -----------             --------------------------------------------------------------------------------------------------
    10.21       --      Asset Purchase and Sale Agreement,  by and among Holdings, AMI,  AMISUB (PSL), Inc., New H  Acute,
                        Inc.  New H PSL, Inc. and PSL HealthCare System,  dated as of November 15, 1990, as amended, filed as Exhibit 10.38 to Amendment No. 3 to Holdings' Registration Statement on Form S-1 filed on  July
                        26, 1991 and incorporated herein by reference.
    10.22       --      Exchange  Agreement dated as  of January 27, 1992  by and among EPIC  Healthcare Group, Inc., EPIC
                        Holdings, Inc.,  EPIC Transaction  Co.,  American Medical  International, Inc.,  American  Medical
                        (Central),  Inc., American Information  Systems Group, Inc., Brookwood  Health Services, Inc., and
                        Lifemark Hospitals,  Inc.  filed  as  Exhibit 10.1  to  Form  8-K  filed on  March  25,  1992  and incorporated herein by reference.
    10.23       --      Letter  of Understanding between the Company  and AMI and John T.  Casey filed as Exhibit 10.31 to
                        Holdings' and AMI's Annual  Report on Form  10-K for the  fiscal year ended  August 31, 1992  (the
                        "Annual Report") and incorporated herein by reference.
    10.24       --      Letter  of Understanding between the Company and AMI and O. Edwin French filed as Exhibit 10.32 to the Annual Report and incorporated herein by reference.
    10.25       --      Amendment to Letters of Understanding between the Company  and AMI and each of Robert W.  O'Leary,
                        Alan  J. Chamison, John T. Casey, and O. Edwin French, filed as Exhibit 10.34 to the Annual Report and incorporated herein by reference.
    10.26       --      Letter of Understanding dated as of August 19, 1994, from Holdings to Terry Linn.
    10.27       --      Letter of Understanding dated as of October 30, 1992 from AMI to Lawrence N. Kugelman.
    10.28       --      Letter of Understanding dated as of June 1, 1990 from AMI to W. Randolph Smith.
    10.29       --      Employment Agreement dated as of November 1, 1992 between AMI and Thomas J. Sabatino, Jr.
    10.30       --      Amendment dated as  of October  10, 1994  to Employment  Agreement dated  as of  November 1,  1992 between AMI and Thomas J. Sabatino, Jr.
    10.31       --      Letter of Understanding dated as of June 1, 1990 from Holdings to Michael N. Murdock.
    10.32       --      Amendment  dated as  of October 10,  1994 to Employment  Agreement dated  as of June  1, 1990 from
                        Holdings' to Michael N. Murdock.
    10.33       --      Letter of Understanding dated as of June 1, 1990 from Holdings to Bary G. Bailey.
    10.34       --      Amendment dated October 10, 1994 to Employment Agreement  dated as of June 1, 1990 from  Holdings'
                        to Bary G. Bailey.
    10.35       --      Loan Agreement dated as of July 14, 1993 between Holdings and John T. Casey.
    10.36       --      Directors Retirement Plan.
    10.37       --      Amendment dated as of October 10, 1994 to Directors Retirement Plan.
    10.38       --      Supplemental Benefit Plan.
    10.39       --      1990 Supplemental Benefit Plan Amended and Restated Effective January 1, 1992.
    10.40       --      Amendment  dated as of December, 1992 to Employment Agreement dated as of October 30, 1992 between
                        Holdings and Lawrence N. Kugelman.
    11          --      Statement re computations of per share earnings for the period ended August 31, 1994.
    21.1        --      List of subsidiaries of Holdings filed as  Exhibit 22 to Holdings' Registration Statement on  Form
                        S-1 filed on June 17, 1991 and incorporated herein by reference.
    21.2        --      List  of subsidiaries of AMI  filed as Exhibit 22  to the AMI Form  S-1 and incorporated herein by reference.
    24          --      Powers of Attorney.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas, on the day of November, 1994. The following officers and directors have executed this report as of November 16, 1994.

                                        AMERICAN MEDICAL HOLDINGS, INC.
                                        AMERICAN MEDICAL INTERNATIONAL, INC.

                                        By          /s/ ALAN J. CHAMISON

                                          --------------------------------------
                                                     Alan J. Chamison
                                               Executive Vice President and
                                                 Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, by the following persons in the capacities indicated:

             SIGNATURE                                 TITLE
- -----------------------------------  -----------------------------------------

      /s/ ROBERT W. O'LEARY*
- -----------------------------------    Chairman and Chief Executive Officer
         Robert W. O'Leary                 (Principal Executive Officer)

       /s/ ALAN J. CHAMISON                Executive Vice President and
- -----------------------------------           Chief Financial Officer
         Alan J. Chamison                  (Principal Financial Officer)

        /s/ BARY G. BAILEY
- -----------------------------------         Vice President, Controller
          Bary G. Bailey                  (Principal Accounting Officer)

   /s/ J. ROBERT BUCHANAN, M.D.*
- -----------------------------------                  Director
     J. Robert Buchanan, M.D.

    /s/ ROBERT B. CALHOUN, JR.*
- -----------------------------------                  Director
      Robert B. Calhoun, Jr.

        /s/ JOHN T. CASEY*
- -----------------------------------                  Director
           John T. Casey

        /s/ HARRY J. GRAY*
- -----------------------------------                  Director
           Harry J. Gray

             SIGNATURE                                 TITLE
- -----------------------------------  -----------------------------------------

     /s/ HAROLD S. HANDELSMAN*
- -----------------------------------                  Director
       Harold S. Handelsman

       /s/ SHELDON S. KING*
- -----------------------------------                  Director
          Sheldon S. King

       /s/ MELVYN N. KLEIN*
- -----------------------------------                  Director
          Melvyn N. Klein

        /s/ DAN W. LUFKIN*
- -----------------------------------                  Director
           Dan W. Lufkin

       /s/ WILLIAM E. MAYER*
- -----------------------------------                  Director
         William E. Mayer

      /s/ ROBERT W. O'LEARY*
- -----------------------------------                  Director
         Robert W. O'Leary

      /s/ HAROLD M. WILLIAMS*
- -----------------------------------                  Director
        Harold M. Williams

     *By:   /s/ BARY G. BAILEY
- -----------------------------------
             Bary G. Bailey
          As Attorney-In-Fact

                         INDEX TO FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

ITEM 14(A).

                                                                                                            PAGE
                                                                                                          REFERENCE
                                                                                                        -------------
Financial Statements:
    Report of Independent Accountants.................................................................          F-2
    Consolidated Balance Sheets as of August 31, 1994 and 1993........................................          F-4
    Consolidated Statements of Income
     for the Years Ended August 31, 1994, 1993 and 1992...............................................          F-6
    Consolidated Statements of Cash Flows
     for the Years Ended August 31, 1994, 1993 and 1992...............................................          F-7
    Consolidated Statements of Shareholders' Equity
     for the Years Ended August 31, 1994, 1993 and 1992...............................................          F-8
    Notes to Consolidated Financial Statements........................................................          F-9

Financial Statement Schedules:
    Report of Independent Accountants on Financial Statement Schedules................................          S-1
    Schedule II -- Amounts Receivable from Directors, Officers and Employees..........................          S-2
    Schedule V -- Property and Equipment..............................................................          S-3
    Schedule VI -- Accumulated Depreciation of Property and Equipment.................................          S-4
    Schedule VIII -- Reserves for Uncollectible Accounts..............................................          S-5
    Schedule X -- Supplementary Income Statement Information..........................................          S-6

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

                       REPORT OF INDEPENDENT ACCOUNTANTS

To The Boards of Directors and
 Shareholders of American Medical Holdings, Inc.
 and American Medical International, Inc.

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of cash flows and of shareholders' equity present fairly, in all material respects, the financial position of American Medical Holdings, Inc. and subsidiaries and American Medical International, Inc. and subsidiaries at August 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Companies' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Dallas, Texas
October 20, 1994

                 [This page has been intentionally left blank]

                AMERICAN MEDICAL HOLDINGS, INC. AND SUBSIDIARIES
             AMERICAN MEDICAL INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                     ASSETS

                                                                            AS OF AUGUST 31,
                                                       ----------------------------------------------------------
                                                                   1994                          1993
                                                       ----------------------------  ----------------------------
                                                         HOLDINGS          AMI         HOLDINGS          AMI
                                                       -------------  -------------  -------------  -------------
CURRENT ASSETS:
Cash and cash equivalents............................  $      31,941  $      31,941  $      44,335  $      44,335
Accounts receivable, less reserves for uncollectible
 accounts of $98,622 in 1994 and $98,143 in 1993.....        147,415        147,415         90,596         90,596
Inventory of supplies................................         63,444         63,444         59,516         59,516
Income taxes, net (including current portion of
 deferred income taxes)..............................         30,876         30,876         24,641         24,641
Prepaid expenses.....................................         15,133         15,133         11,617         11,617
                                                       -------------  -------------  -------------  -------------
                                                             288,809        288,809        230,705        230,705
                                                       -------------  -------------  -------------  -------------
PROPERTY AND EQUIPMENT:
Land.................................................        117,841        117,841        104,723        104,723
Buildings and improvements...........................      1,253,411      1,253,411      1,151,890      1,151,890
Equipment............................................        577,687        577,687        507,505        507,505
Construction in progress.............................         22,457         22,457         35,827         35,827
                                                       -------------  -------------  -------------  -------------
                                                           1,971,396      1,971,396      1,799,945      1,799,945
Less -- Accumulated depreciation.....................        507,653        507,653        395,736        395,736
                                                       -------------  -------------  -------------  -------------
                                                           1,463,743      1,463,743      1,404,209      1,404,209
                                                       -------------  -------------  -------------  -------------
OTHER ASSETS:
Notes receivable.....................................         15,559         15,559         10,791         10,791
Investments..........................................         24,523         24,523         27,982         27,982
Cost in excess of net assets acquired, net...........      1,153,887      1,153,887      1,165,435      1,165,435
Deferred costs.......................................         30,026         30,026         29,248         29,248
                                                       -------------  -------------  -------------  -------------
                                                           1,223,995      1,223,995      1,233,456      1,233,456
                                                       -------------  -------------  -------------  -------------
                                                       $   2,976,547  $   2,976,547  $   2,868,370  $   2,868,370
                                                       -------------  -------------  -------------  -------------
                                                       -------------  -------------  -------------  -------------

                See Notes to Consolidated Financial Statements.

                AMERICAN MEDICAL HOLDINGS, INC. AND SUBSIDIARIES
             AMERICAN MEDICAL INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                            AS OF AUGUST 31,
                                                       ----------------------------------------------------------
                                                                   1994                          1993
                                                       ----------------------------  ----------------------------
                                                         HOLDINGS          AMI         HOLDINGS          AMI
                                                       -------------  -------------  -------------  -------------
CURRENT LIABILITIES:
Current maturities of long-term debt.................  $     156,028  $     156,028  $      40,831  $      40,831
Accounts payable.....................................         86,898         86,898         84,513         84,513
Accrued liabilities:
  Payroll and benefits...............................        116,961        116,961        131,170        131,170
  Interest...........................................         20,563         20,563         20,641         20,641
  Taxes, other than income...........................         26,322         26,322         26,353         26,353
  Other..............................................         69,692         69,692         67,147         67,147
                                                       -------------  -------------  -------------  -------------
                                                             476,464        476,464        370,655        370,655
                                                       -------------  -------------  -------------  -------------
LONG-TERM DEBT.......................................      1,130,967      1,130,967      1,283,665      1,283,665
                                                       -------------  -------------  -------------  -------------
CONVERTIBLE SUBORDINATED DEBT........................         10,707         10,707         10,487         10,487
                                                       -------------  -------------  -------------  -------------
DEFERRED CREDITS AND OTHER LIABILITIES:
Deferred income taxes................................        218,651        218,651        211,451        211,451
Reserve for professional liability risks.............        103,099        103,099        100,496        100,496
Other deferred credits and liabilities...............        187,941        187,941        187,743        187,743
                                                       -------------  -------------  -------------  -------------
                                                             509,691        509,691        499,690        499,690
                                                       -------------  -------------  -------------  -------------
COMMITMENTS AND CONTINGENCIES
COMMON STOCK SUBJECT TO REPURCHASE OBLIGATIONS.......       --             --                6,046       --
                                                       -------------  -------------  -------------  -------------
SHAREHOLDERS' EQUITY:
AMI common stock, $0.01 par value -- 200,000 shares
 authorized 72,481 shares issued and outstanding in
 1994 and 1993.......................................       --                  725       --                  725
Holdings preferred stock, $0.01 par value --
 5,000 shares authorized No shares outstanding.......       --             --             --             --
Holdings common stock, $0.01 par value -- 200,000
 shares authorized 77,491 shares issued and
 outstanding in 1994 and 76,873 in 1993..............            775       --                  768       --
Additional paid-in capital...........................        608,096        592,494        596,623        587,060
Retained earnings....................................        245,547        261,199        108,436        124,088
Adjustment for minimum pension liability.............         (5,700)        (5,700)        (8,000)        (8,000)
                                                       -------------  -------------  -------------  -------------
                                                             848,718        848,718        697,827        703,873
                                                       -------------  -------------  -------------  -------------
                                                       $   2,976,547  $   2,976,547  $   2,868,370  $   2,868,370
                                                       -------------  -------------  -------------  -------------
                                                       -------------  -------------  -------------  -------------

                See Notes to Consolidated Financial Statements.

                AMERICAN MEDICAL HOLDINGS, INC. AND SUBSIDIARIES
             AMERICAN MEDICAL INTERNATIONAL, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                        FOR THE YEAR ENDED AUGUST 31,
                                           ----------------------------------------------------------------------------------------
                                                       1994                          1993                          1992
                                           ----------------------------  ----------------------------  ----------------------------
                                             HOLDINGS          AMI         HOLDINGS          AMI         HOLDINGS          AMI
                                           -------------  -------------  -------------  -------------  -------------  -------------
NET REVENUES.............................  $   2,381,689  $   2,381,689  $   2,238,525  $   2,238,525  $   2,237,912  $   2,237,912
OPERATING COSTS AND EXPENSES:
  Salaries and benefits..................        869,020        869,020        815,323        815,323        838,727        838,727
  Supplies...............................        339,985        339,985        315,935        315,935        316,541        316,541
  Provision for uncollectible accounts...        165,539        165,539        148,135        148,135        163,824        163,824
  Depreciation and amortization..........        156,718        156,718        147,397        147,397        149,051        149,051
  Other operating costs..................        524,221        524,221        505,614        505,614        496,180        496,180
                                           -------------  -------------  -------------  -------------  -------------  -------------
    Total operating costs and expenses...      2,055,483      2,055,483      1,932,404      1,932,404      1,964,323      1,964,323
                                           -------------  -------------  -------------  -------------  -------------  -------------
OPERATING INCOME.........................        326,206        326,206        306,121        306,121        273,589        273,589
  Gains on sales of securities...........         69,328         69,328       --             --              119,803        119,803
  Interest expense, net..................       (154,507)      (154,507)      (166,582)      (166,582)      (204,556)      (204,556)
                                           -------------  -------------  -------------  -------------  -------------  -------------
INCOME BEFORE TAXES, MINORITY EQUITY
 INTEREST AND EXTRAORDINARY LOSS.........        241,027        241,027        139,539        139,539        188,836        188,836
  Provision for income taxes.............        (98,300)       (98,300)       (68,800)       (68,800)       (77,900)       (77,900)
                                           -------------  -------------  -------------  -------------  -------------  -------------
NET INCOME BEFORE MINORITY EQUITY
 INTEREST AND EXTRAORDINARY LOSS.........        142,727        142,727         70,739         70,739        110,936        110,936
  Minority equity interest...............         (3,707)        (3,707)        (3,770)        (3,770)        (1,318)        (1,318)
                                           -------------  -------------  -------------  -------------  -------------  -------------
NET INCOME BEFORE EXTRAORDINARY LOSS.....        139,020        139,020         66,969         66,969        109,618        109,618
  Extraordinary loss on early
   extinguishment of debt................         (1,909)        (1,909)       (25,431)       (25,431)        (9,997)        (9,997)
                                           -------------  -------------  -------------  -------------  -------------  -------------
NET INCOME...............................  $     137,111  $     137,111  $      41,538  $      41,538  $      99,621  $      99,621
                                           -------------  -------------  -------------  -------------  -------------  -------------
                                           -------------  -------------  -------------  -------------  -------------  -------------
PER SHARE DATA:
Net income before extraordinary loss.....      $1.80           N/A           $0.87           N/A           $1.43           N/A
  Extraordinary loss on early
   extinguishment of debt................     (0.02)           N/A          (0.33)           N/A          (0.13)           N/A
                                               ----                          ----                          ----
NET INCOME PER COMMON AND COMMON
 EQUIVALENT SHARE........................      $1.78           N/A           $0.54           N/A           $1.30           N/A
                                               ----                          ----                          ----
                                               ----                          ----                          ----
SHARES USED FOR COMPUTATION OF NET INCOME
 PER SHARE...............................     77,143           N/A          76,760           N/A          76,645           N/A

                See Notes to Consolidated Financial Statements.

                AMERICAN MEDICAL HOLDINGS, INC. AND SUBSIDIARIES
             AMERICAN MEDICAL INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                               FOR THE YEAR ENDED AUGUST 31,
                                                              ----------------------------------------------------------------
                                                                      1994                  1993                  1992
                                                              --------------------  --------------------  --------------------
                                                              HOLDINGS      AMI     HOLDINGS      AMI     HOLDINGS      AMI
                                                              ---------  ---------  ---------  ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income before extraordinary loss..........................  $ 139,020  $ 139,020  $  66,969  $  66,969  $ 109,618  $ 109,618
  Adjustments to reconcile to net cash provided by operating activities:
    Depreciation and amortization...........................    156,718    156,718    147,397    147,397    149,051    149,051
    Deferred income taxes...................................     (8,100)    (8,100)       300        300     19,600     19,600
    Amortization of debt discount, deferred financing costs
     and non-cash interest..................................     49,021     49,021     60,617     60,617     62,396     62,396
    Gains on sales of securities............................    (43,428)   (43,428)    --         --       (119,803)  (119,803)
    Financing fees paid.....................................     (1,630)    (1,630)    (5,515)    (5,515)    (3,297)    (3,297)
    Foreign exchange translation (income) loss..............        215        215       (613)      (613)     7,761      7,761
    Decrease (increase) in accounts receivable, net.........    (18,745)   (18,745)    25,512     25,512     36,859     36,859
    Increase in inventory of supplies and prepaid
     expenses...............................................     (1,206)    (1,206)      (515)      (515)    (4,980)    (4,980)
    Decrease in accounts payable and accrued liabilities....    (10,086)   (10,086)    (9,671)    (9,671)   (54,064)   (54,064)
    Decrease in accrued interest............................       (664)      (664)    (1,409)    (1,409)    (1,553)    (1,553)
    Income taxes, net.......................................     18,283     18,283    (17,983)   (17,983)    81,687     81,687
    Decrease in other liabilities...........................    (14,273)   (14,273)    (6,751)    (6,751)   (27,527)   (27,527)
    Other non-cash items, net...............................      4,506      4,506     (1,058)    (1,058)      (301)      (301)
                                                              ---------  ---------  ---------  ---------  ---------  ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................    269,631    269,631    257,280    257,280    255,447    255,447
                                                              ---------  ---------  ---------  ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on debt..........................................    (62,169)   (62,169)  (653,884)  (653,884)  (506,406)  (506,406)
  Reducing Revolving Credit Facility........................    (21,000)   (21,000)   287,000    287,000     --         --
  Borrowing Base Facility...................................     --         --         --         --        (39,495)   (39,495)
  Borrowings................................................        890        890    152,047    152,047    185,794    185,794
  Contribution to AMI by Holdings...........................     --          5,434     --          2,381     --          9,988
  Stock repurchases.........................................        (20)    --           (118)    --         (3,170)    --
  Issuance of Holdings common stock.........................      5,454     --          2,499     --         11,927     --
                                                              ---------  ---------  ---------  ---------  ---------  ---------
NET CASH USED IN FINANCING ACTIVITIES.......................    (76,845)   (76,845)  (212,456)  (212,456)  (351,350)  (350,119)
                                                              ---------  ---------  ---------  ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment additions..........................   (112,214)  (112,214)  (116,322)  (116,322)   (96,816)   (96,816)
  Acquisitions..............................................   (111,606)  (111,606)    --         --         --         --
  Disposition of assets.....................................     --         --         --         --        100,089    100,089
  Sales of securities.......................................     46,537     46,537     --         --        153,371    153,371
  Decrease (increase) in deferred costs.....................     (7,279)    (7,279)    (3,956)    (3,956)     4,107      4,107
  Additions to notes receivable and investments.............    (15,536)   (15,536)    (4,969)    (4,969)   (43,531)   (43,531)
  Decrease in notes receivable and investments..............      7,270      7,270     63,758     63,758     33,204     33,204
  Other, net................................................    (12,352)   (12,352)    (9,536)    (9,536)   (14,848)   (14,848)
                                                              ---------  ---------  ---------  ---------  ---------  ---------
NET CASH PROVIDED BY (USED IN) INVESTING
 ACTIVITIES.................................................   (205,180)  (205,180)   (71,025)   (71,025)   135,576    135,576
                                                              ---------  ---------  ---------  ---------  ---------  ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............    (12,394)   (12,394)   (26,201)   (26,201)    39,673     40,904
Cash and cash equivalents, beginning of period..............     44,335     44,335     70,536     70,536     30,863     29,632
                                                              ---------  ---------  ---------  ---------  ---------  ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $  31,941  $  31,941  $  44,335  $  44,335  $  70,536  $  70,536
                                                              ---------  ---------  ---------  ---------  ---------  ---------
                                                              ---------  ---------  ---------  ---------  ---------  ---------

                See Notes to Consolidated Financial Statements.

                AMERICAN MEDICAL HOLDINGS, INC. AND SUBSIDIARIES
             AMERICAN MEDICAL INTERNATIONAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                 (IN THOUSANDS)

                   FOR THE THREE YEARS ENDED AUGUST 31, 1994

                                                                                                                  ADJUSTMENT FOR
                                                                                        ADDITIONAL    RETAINED        MINIMUM
                                                                                          PAID-IN     EARNINGS        PENSION
                                                                 SHARES      AMOUNT       CAPITAL     (DEFICIT)      LIABILITY
                                                                ---------  -----------  -----------  -----------  ---------------
HOLDINGS
Balance, August 31, 1991......................................     75,615   $     756   $   584,145  $   (32,723)    $  --
                                                                ---------       -----   -----------  -----------       -------
  Issuance of stock...........................................      1,315          13        11,914      --             --
  Stock repurchases...........................................       (290)         (3)       (3,167)     --             --
  Common Stock Subject to Repurchase
   Obligations................................................     --          --             3,105      --             --
  Net income..................................................     --          --           --            99,621        --
                                                                ---------       -----   -----------  -----------       -------
Balance, August 31, 1992......................................     76,640         766       595,997       66,898        --
                                                                ---------       -----   -----------  -----------       -------
  Issuance of stock...........................................        247           2         2,497      --             --
  Stock repurchases...........................................        (14)     --              (118)     --             --
  Common Stock Subject to Repurchase
   Obligations................................................     --          --            (1,753)     --             --
  Net income..................................................     --          --           --            41,538        --
  Adjustment for minimum pension liability....................     --          --           --           --             (8,000)
                                                                ---------       -----   -----------  -----------       -------
Balance, August 31, 1993......................................     76,873         768       596,623      108,436        (8,000)
                                                                ---------       -----   -----------  -----------       -------
  Issuance of stock...........................................        621           7         5,447      --             --
  Stock repurchases...........................................         (3)     --               (20)     --             --
  Common Stock Subject to Repurchase
   Obligations................................................     --          --             6,046      --             --
  Net income..................................................     --          --           --           137,111        --
  Adjustment for minimum pension liability....................     --          --           --           --              2,300
                                                                ---------       -----   -----------  -----------       -------
Balance, August 31, 1994......................................     77,491   $     775   $   608,096  $   245,547     $  (5,700)
                                                                ---------       -----   -----------  -----------       -------
                                                                ---------       -----   -----------  -----------       -------
AMI
Balance, August 31, 1991......................................     72,481   $     725   $   567,444  $   (17,071)    $  --
                                                                ---------       -----   -----------  -----------       -------
  Contributions from Holdings.................................     --          --            17,235      --             --
  Net income..................................................     --          --           --            99,621        --
                                                                ---------       -----   -----------  -----------       -------
Balance, August 31, 1992......................................     72,481         725       584,679       82,550        --
                                                                ---------       -----   -----------  -----------       -------
  Contributions from Holdings.................................     --          --             2,381      --             --
  Net income..................................................     --          --           --            41,538        --
  Adjustment for minimum pension liability....................     --          --           --           --             (8,000)
                                                                ---------       -----   -----------  -----------       -------
Balance, August 31, 1993......................................     72,481         725       587,060      124,088        (8,000)
                                                                ---------       -----   -----------  -----------       -------
  Contributions from Holdings.................................     --          --             5,434      --             --
  Net income..................................................     --          --           --           137,111        --
  Adjustment for minimum pension liability....................     --          --           --           --              2,300
                                                                ---------       -----   -----------  -----------       -------
Balance, August 31, 1994......................................     72,481   $     725   $   592,494  $   261,199     $  (5,700)
                                                                ---------       -----   -----------  -----------       -------
                                                                ---------       -----   -----------  -----------       -------

                 See Notes to Consolidated Financial Statements

                AMERICAN MEDICAL HOLDINGS, INC. AND SUBSIDIARIES
             AMERICAN MEDICAL INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    American Medical Holdings, Inc. ("Holdings") was organized in July 1989 to acquire American Medical International, Inc. ("AMI" and, together with Holdings, the "Company"). As a result of this transaction, Holdings is the owner of all of the outstanding shares of common stock of AMI.

    The accompanying consolidated financial statements include the accounts of Holdings, AMI and all majority owned subsidiary companies and have been prepared in accordance with generally accepted accounting principles. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to prior years' financial statements to be consistent with the fiscal 1994 presentation.

    AMI's financial statements are the same as Holdings' financial statements, except for the components of shareholders' equity, and for the years ended August 31, 1993 and 1992 the impact of Holdings' common stock subject to repurchase obligations (See Note 9 Capital Stock).

    CASH AND CASH EQUIVALENTS

    All highly liquid debt instruments purchased with an original maturity of three months or less are considered to be cash equivalents.

    ACCOUNTS RECEIVABLE

    The Company receives payment for services rendered to patients from (i) the federal and state governments under the Medicare, Medicaid and CHAMPUS programs,
(ii) privately sponsored managed care programs for which payment is made based on terms defined under contracts and (iii) other payers. As of August 31, 1994 and 1993, government patient receivables represented approximately 37% and 30%, respectively, contracted patient receivables represented approximately 32% and 35%, respectively, and other third party payer receivables represented approximately 31% and 35%, respectively of net patient receivables.

    Receivables from government agencies represent a concentrated group of credit for the Company; however, management does not believe that there are any credit risks associated with these governmental agencies. The only other significant credit concentration is with various Blue Cross affiliates. The remaining balance of payers including entities and individuals involved in diverse activities, and subject to differing economic conditions, do not represent any known concentrated credit risks to the Company. Furthermore, management continually monitors and adjusts its reserves and allowances associated with these receivables.

    INVENTORY OF SUPPLIES

    Inventories are stated at the lower of cost (first-in, first-out) or market.

    PROPERTY AND EQUIPMENT

    Amounts capitalized as part of property and equipment, including additions and improvements to existing facilities, are recorded at cost, including interest capitalized during construction which is computed at the cost of funds borrowed. Maintenance costs and repairs are expensed as incurred. Buildings and improvements and equipment are depreciated using the straight-line method of depreciation over their estimated useful lives. The estimated lives of buildings and improvements are generally 20 to 25 years and equipment is 3 to 15 years.

                AMERICAN MEDICAL HOLDINGS, INC. AND SUBSIDIARIES
             AMERICAN MEDICAL INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    INVESTMENTS

    Investments are accounted for under either the equity method or the cost method. Investments accounted for under the cost method are stated at the lower of cost or market in the accompanying financial statements.

    COST IN EXCESS OF NET ASSETS ACQUIRED

    Cost in excess of net assets acquired is being amortized over 40 years from the original acquisition date of AMI resulting in an annual amortization of approximately $32.0 million. The cumulative amortization of cost in excess of net assets acquired as of August 31, 1994 and 1993 is $157.2 million and $125.2 million, respectively.

    DEFERRED COSTS

    Deferred financing costs are amortized under the interest method over the term of the expected life of the debt. Costs incurred prior to the opening of new facilities and costs incurred in the development of data processing systems are deferred and amortized on a straight-line basis over a two to five-year period.

    INCOME TAXES

    Income taxes are computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires deferred tax liabilities or assets be recognized for the anticipated tax effects of temporary differences that arise as a result of differences in the book basis and tax basis of assets and liabilities.

    NET REVENUES

    The Company's sources of revenues are primarily provided from patient services and are presented net of reserves to recognize the difference between the hospitals' established billing rates for covered services and the amounts paid by third party or private payers. Patient revenues received under government and privately sponsored insurance programs are based on cost as defined under the programs or at predetermined rates based upon the diagnosis, plus capital costs, return on equity and other adjustments rather than customary charges. Adjustments are recorded in the period the services are rendered based on estimated amounts to be reimbursed and contract interpretations, however, such adjustments are generally subject to final audit and settlement. Net revenues include adjustments for the years ended August 31, 1994, 1993 and 1992 of $2.1 billion, $1.9 billion and $1.8 billion, respectively. In management's opinion, the reserves established are adequate to cover the ultimate liabilities that may result from final settlements.

    The Company provides healthcare services free of charge to individuals who meet certain financial or economic criteria (i.e. charity care). The billings for such services have not been recognized as receivables or revenues in the financial statements since they are not expected to result in cash flows.

    TRANSLATION OF FOREIGN CURRENCIES

    Revaluation gains or losses on assets and liabilities denominated in currencies other than the functional currency are included in the determination of income. Revaluation gains or losses for debt denominated in foreign currencies for the years ended August 31, 1994 and 1993 were immaterial. Revaluation losses for debt denominated in foreign currencies for the year ended August 31, 1992 totaled $7.8 million. As of September 1, 1992, substantially all of the Company's foreign denominated debt obligations have been redeemed or the Company has entered into swap agreements that hedge

                AMERICAN MEDICAL HOLDINGS, INC. AND SUBSIDIARIES
             AMERICAN MEDICAL INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) against any future fluctuations and, therefore, eliminated any future material revaluation gains or losses associated with the applicable debt obligations (See
Note 5 Long Term Debt -- Swap Agreements).

2.  FAIR VALUE OF FINANCIAL INSTRUMENTS
    The Company uses the following methods and assumptions to estimate the fair value of its financial instruments at August 31, 1994:

    CASH AND CASH EQUIVALENTS

    The carrying value of cash and cash equivalents approximates fair value due to the short-term nature of these instruments.

    INVESTMENTS

    The Company has various investments for which the determination of the fair value is not practicable.

    LONG-TERM DEBT

    Fair values of publicly traded notes have been determined using the quoted market prices at August 31, 1994. The fair value of certain non-publicly traded notes is based on cash flows discounted using interest rates found on comparable traded securities. The aggregate carrying value of long-term debt at August 31, 1994, of $1,297.7 million had an estimated fair value of $1,392.3 million.

3.  ACQUISITIONS
    Effective May 1, 1994, the Company completed the purchase of Saint Francis Hospital located in Memphis, Tennessee. In conjunction with this purchase, in June 1994 the Company completed the acquisition of a management services organization in the Memphis area. During fiscal 1994, the Company also acquired additional outpatient businesses, including home health, diagnostic centers and physician practices.

    During fiscal 1993, the Company merged the operations of AMI's Tarzana Regional Medical Center with the operations of HealthTrust, Inc. -- The Hospital Company's ("HealthTrust") Encino Hospital. AMI owns 75% of the combined hospital operations and therefore the results of operations for the hospitals are fully consolidated with the results of operations of the Company for periods subsequent to January 1, 1993.

4.  DISPOSITIONS
    During 1994, AMI recognized a $69.3 million pre-tax gain ($43.4 million net of tax), related to the sale of the Company's interest in EPIC Holdings, Inc. During fiscal 1992, the Company completed the sale of $89.3 million principal amount of Zero Coupon Notes Due 2001, issued by EPIC Healthcare Group, Inc. in September 1988 as partial consideration for AMI's sale of certain hospitals. AMI also completed the sale of its investment in EPIC Holdings, Inc. Class A and Class B Preferred Stock for aggregate cash proceeds of $130 million. The total pre-tax gain recorded in fiscal 1992 from these transactions was $119.8 million ($80.7 million, net of tax). The gains on the sale of the EPIC securities in fiscal 1994 and 1992 is presented in the accompanying financial statements as "Gains on sales of securities."

    During fiscal 1992, the Company sold four domestic acute care hospitals for aggregate cash proceeds of approximately $100.1 million. These assets were valued at their respective sales prices, and therefore, no gains or losses were recognized from these sales in fiscal 1992.

                AMERICAN MEDICAL HOLDINGS, INC. AND SUBSIDIARIES
             AMERICAN MEDICAL INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.  LONG-TERM DEBT
    The components of Holding's and AMI's long-term debt at August 31, 1994 and 1993 are summarized as follows (in thousands):

                                                                                          1994           1993
                                                                                      -------------  -------------
Reducing Revolving Credit Facility, 5.7% at August 31, 1994.........................  $     266,000  $     287,000
Senior debt, 11 1/4% to 11 3/8% at August 31, 1994, net of unamortized discount at
 August 31, 1994 of $9.4 million and due from 1995 through 2015.....................        127,179        125,854
11% Senior Notes, due 2000..........................................................        100,000        100,000
6 1/2% Swiss franc/dollar dual currency senior notes due 1997, $74.9 million face
 value, net of $11.2 million unamortized discount at August 31, 1994................         63,760         60,526
11 1/4% Senior notes due 1995, L37 million face value, net of $0.9 million
 unamortized discount at August 31, 1994............................................         61,793         60,084
5% Swiss franc bonds due 1996, SFr.78 million face value, net of $5.1 million
 unamortized discount at August 31, 1994............................................         47,379         44,537
Zero Coupon Guaranteed Bonds due 1997 and 2002, $179.3 million face value, net of
 $83.6 million unamortized discount at August 31, 1994..............................         95,714         84,577
9 1/2% Senior Subordinated Notes, due 2006..........................................        150,000        150,000
13 1/2% Senior Subordinated Notes, due 2001.........................................        193,790        193,790
15% Junior Subordinated Discount Debentures, due 2005...............................        104,473        104,485
Notes, and capital lease obligations (notes secured by trust deeds on real property with an aggregate net book value of approximately $96.8 million at August 31, 1994)
 with varying maturities through 2014 with interest at an average rate of 9.6%......         76,907        113,643
                                                                                      -------------  -------------
                                                                                          1,286,995      1,324,496
Less -- current maturities..........................................................        156,028         40,831
                                                                                      -------------  -------------
                                                                                      $   1,130,967  $   1,283,665
                                                                                      -------------  -------------
                                                                                      -------------  -------------

    REVOLVING CREDIT FACILITY

    The Company's $600 million revolving credit facility ("Reducing Revolving Credit Facility") was amended in June 1994 extending the term to September 1999 and reducing the rate at which interest accrues. Amounts outstanding under the Reducing Revolving Credit Facility will accrue interest, at the option of AMI, at (i) adjusted LIBOR plus .875% (subject to reduction upon the satisfaction of certain conditions) or (ii) at the alternative base rate specified for the Reducing Revolving Credit Facility. Upon completion of the fiscal 1994 loan compliance report, anticipated to be prior to the end of the first quarter of fiscal 1995, the rate at which interest accrues based on LIBOR will be reduced to LIBOR plus .75%. Under the Reducing Revolving Credit Facility, $31.3 million in letters of credit were outstanding as of August 31, 1994.

    SWAP AGREEMENTS

    AMI has entered into swap agreements which hedge any foreign currency gains or losses on the L37 million senior notes, face amount $62.7 million, and the SFr.78 million bonds, face amount $52.4 million. At August 31, 1994 no loss would be recognized if the counter parties to these swap agreements failed to perform their obligations.

                AMERICAN MEDICAL HOLDINGS, INC. AND SUBSIDIARIES
             AMERICAN MEDICAL INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.  LONG-TERM DEBT (CONTINUED)
    DEBT COVENANTS

    The terms of certain of the Company's indebtedness impose operating and financial restrictions requiring the Company to maintain certain financial ratios and restrict the Company's ability to incur additional indebtedness and enter into leases and guarantees of debt; to make capital expenditures; to make loans and investments; to pay dividends or repurchase shares of stock; to repurchase, retire or refinance indebtedness prior to maturity, and to purchase or sell assets. The Company has pledged the capital stock of certain direct (first tier) subsidiaries as security its obligations under the Reducing Revolving Credit Facility and certain other senior indebtedness. In addition, the Company has granted a security interest in its accounts receivable as security for its obligations under the Reducing Revolving Credit Facility. Management believes that the Company is currently in compliance with all covenants and restrictions contained in all financing agreements.

    MATURITIES OF LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

    As of August 31, 1994 the maturities of long-term debt, including capital lease obligations, for the five years ending August 31, 1999 are $156.0 million in fiscal 1995, $57.0 million in fiscal 1996, $182.1 million in fiscal 1997, $2.3 million in fiscal 1998 and $2.3 million in fiscal 1999.

    CONVERTIBLE SUBORDINATED DEBT

    Convertible subordinated debentures are unsecured obligations of the Company and are redeemable at declining premiums prior to their respective payment dates. The 9 1/2% Convertible Subordinated Debentures Due 2001, of which $3.4 million and $3.3 million was outstanding at August 31, 1994 and 1993, respectively, are convertible at $24.38 per share into 209,639 shares of Holdings' common stock at August 31, 1994, net of unamortized discount of $1.7 million. The 8 1/4% Convertible Subordinated Debentures Due 2008 of which $7.3 million and $7.2 million was outstanding at August 31, 1994 and 1993, respectively, are convertible at $40.00 per share into 361,400 shares of Holdings' common stock at August 31, 1994 net of unamortized discount of $7.1 million.

6.  BENEFIT PLANS

    PENSION PLANS

    The Company has defined benefit pension plans (the "Plans") covering substantially all of the Company's employees. The benefits are based on years of service and the employee's base compensation as defined in the Plans. The Company's policy is to fund pension costs accrued within the limits allowed under federal income tax regulations. Contributions are intended to provide not only for benefits attributed to credited service to date, but also for those expected to be earned in the future.

                AMERICAN MEDICAL HOLDINGS, INC. AND SUBSIDIARIES
             AMERICAN MEDICAL INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.  BENEFIT PLANS (CONTINUED)
    In accordance with SFAS No. 87 Holdings and AMI have recorded an adjustment to recognize a minimum pension liability. The following table sets forth the funded status of the Plans and amounts recognized in the consolidated financial statements as of August 31, 1994 and 1993 (in thousands):

                                                                                            1994          1993
                                                                                        ------------  ------------
Actuarial present value of accumulated benefit obligation:
  Vested..............................................................................  $    182,600  $    147,600
                                                                                        ------------  ------------
                                                                                        ------------  ------------
  Accumulated.........................................................................  $    167,900  $    155,100
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Projected benefit obligation..........................................................  $    209,600  $    170,500
Plan assets at fair value, primarily listed stock and corporate bonds.................      (204,600)     (133,000)
                                                                                        ------------  ------------
Projected benefit obligation in excess of plan assets.................................         5,000        37,500
Unrecognized net loss.................................................................       (24,700)      (25,900)
Adjustment for minimum pension liability..............................................         6,500        10,500
                                                                                        ------------  ------------
Pension liability.....................................................................  $    (13,200) $     22,100
                                                                                        ------------  ------------
                                                                                        ------------  ------------

    Holdings' and AMI's net pension cost for the years ended August 31, 1994, 1993 and 1992 includes the following components (in thousands):

                                                                                 1994        1993        1992
                                                                              ----------  ----------  ----------
Service cost -- benefits earned during the period...........................  $    8,300  $    6,800  $    7,600
Interest cost on projected benefit obligation...............................      14,200      12,200      10,000
Actual return on plan assets................................................     (14,400)    (18,500)     (4,500)
Net amortization and deferral...............................................       1,100       7,000      (7,100)
                                                                              ----------  ----------  ----------
Net periodic pension cost...................................................  $    9,200  $    7,500  $    6,000
                                                                              ----------  ----------  ----------
                                                                              ----------  ----------  ----------

    In addition, Holdings and AMI have a unfunded supplemental defined benefit retirement plan for Company executives ("SERP"). The following table sets forth the amounts recognized for the unfunded SERP in the consolidated financial statements as of August 31, 1994 and 1993 (in thousands):

                                                                                               1994       1993
                                                                                             ---------  ---------
Actuarial present value of accumulated benefit obligation:
  Vested...................................................................................  $  43,500  $  43,000
                                                                                             ---------  ---------
                                                                                             ---------  ---------
  Accumulated..............................................................................  $  45,100  $  43,900
                                                                                             ---------  ---------
                                                                                             ---------  ---------
Projected benefit obligation (unfunded)....................................................  $  52,200  $  49,700
Unrecognized net gain (loss)...............................................................        700       (900)
Unrecognized transition costs..............................................................       (200)      (300)
Unrecognized prior service costs...........................................................        200        200
Adjustment for minimum pension liability...................................................      3,100      2,900
                                                                                             ---------  ---------
SERP liability.............................................................................  $  56,000  $  51,600
                                                                                             ---------  ---------
                                                                                             ---------  ---------

                AMERICAN MEDICAL HOLDINGS, INC. AND SUBSIDIARIES
             AMERICAN MEDICAL INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.  BENEFIT PLANS (CONTINUED)
    Holdings' and AMI's net cost of the SERP plan for the years ended August 31, 1994, 1993 and 1992 includes the following components (in thousands):

                                                                                       1994       1993       1992
                                                                                     ---------  ---------  ---------
Service cost -- benefits earned during the period..................................  $   1,400  $     900  $     100
Interest cost on projected benefit obligation......................................      3,800      3,600      3,700
Net amortization and deferral......................................................        600       (300)      (100)
                                                                                     ---------  ---------  ---------
Net periodic SERP cost.............................................................  $   5,800  $   4,200  $   3,700
                                                                                     ---------  ---------  ---------
                                                                                     ---------  ---------  ---------

    The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation for the SERP and the pension plan approximated 8.75% and 7.5% as of August 31, 1994 and 1993, respectively. The rate of increase in future compensation levels for the pension plan was 5.0%, 3.5% and 5.0% for the years ended August 31, 1994, 1993 and 1992, respectively. The rate of increase in future compensation levels for the SERP was 6.0%, 5.0% and 8.0% for the years ended August 31, 1994, 1993 and 1992, respectively. The expected long-term rate of return on assets was 10.0% for the years ended August 31, 1994 and 1993, for the pension plan.

    DEFERRED SAVINGS PLAN

    The Company also has a tax deferred savings plan. Expenses relating to this plan were $8.8 million, $7.3 million and $5.6 million for the years ended August 31, 1994, 1993 and 1992, respectively, for Holdings and AMI.

    OTHER

    The   Company  does  not  provide  any  post-retirement  or  post-employment healthcare or life insurance benefits to retired or former employees.

    Disclosures for the Company's Options Plans and the Employee Stock Purchase Plan are included in Note 9 Capital Stock.

7.  PROFESSIONAL LIABILITY RISKS
    As is typical in the healthcare industry, the Company is subject to claims and legal actions by patients in the ordinary course of business. The Company self-insures the professional and general liability claims for nine of its hospitals up to $500,000 per occurrence and for 26 of its hospitals up to $3 million per occurrence. Prior to June 1993, the self-insured retention was $5 million per occurrence. Coverage for professional and general liability claims for the Company's two remaining hospitals is maintained with outside insurance carriers.

    The Company owns a 35% equity interest in an insurance company which insures excess professional and general liability risks for those hospitals which are self-insured. The excess coverage provided by this insurance company is limited to $25 million per claim. The Company purchases additional excess insurance from a commercial carrier. For the period from January 1986 to February 1991, the Company had no excess coverage for the majority of its hospitals. However, in March 1991 the Company purchased prior acts coverage which substantially reduces the uninsured liability for claims during this period. For the years ended August 31, 1994, 1993 and 1992, the Company paid $4.3 million, $5.0 million and $4.6 million, respectively, in premiums to this insurance company. In fiscal 1993 and 1992, the Company received distributions of prior year premiums of $2.4 million and $3.8 million, respectively, from this insurance company. In fiscal 1994, the Company received no distributions of prior years premiums. The Company also received dividends of $3.5 million, $2.7 million and $4.7 million from this insurance company in fiscal 1994, 1993 and 1992, respectively.

                AMERICAN MEDICAL HOLDINGS, INC. AND SUBSIDIARIES
             AMERICAN MEDICAL INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.  PROFESSIONAL LIABILITY RISKS (CONTINUED)
    The Company maintains an unfunded reserve for its professional liability risks which is based, in part, on actuarial estimates calculated and evaluated by an independent actuary. Actual hospital professional and general liability costs for a particular period are not normally known for several years after the period has ended. The delay in determining the actual cost associated with a particular period is due to the amount of lapsed time between the occurrence of an incident, the reporting thereof and the settlement of related claims. As a result, reserves for losses and related expenses are estimated using expected loss reporting patterns determined in conjunction with the actuary and are discounted using a rate of 9% to their present value. Adjustments to the total reserves are determined in conjunction with the actuary and on an annual basis are recorded by the Company as an increase or decrease in the current year's earnings.

    As of August 31, 1994 and 1993, the unfunded reserve for self insurance was $118.8 million and $117.6 million, respectively, of which $15.7 and $17.0 million in fiscal 1994 and 1993, respectively is included in current liabilities. For the fiscal years ended August 31, 1994, 1993 and 1992, payments for claims and expenses totaled $15.7 million, $19.3 million and $17.1 million, respectively. For the fiscal years ended August 31, 1994, 1993 and 1992, the Company recorded self insurance expense of $16.9 million, $19.7 million and $13.5 million, respectively.

8.  COMMITMENTS AND CONTINGENCIES

    LEASES

    The Company leases certain office space, office equipment and medical equipment. Future minimum payments under these operating leases for fiscal 1995, 1996, 1997, 1998, 1999 and thereafter are $35.3 million, $22.2 million, $17.4 million, $13.9 million, $10.0 million and $38.2 million, respectively. Future minimum payments for six acute care hospitals leased under a REIT agreement are $36.9 million for each of the years ended fiscal 1995, 1996, 1997, and 1998, $23.3 million for fiscal 1999 and $43.5 million for the remaining years thereafter. In addition, the Company incurs certain additional rents (contingency rents), in relation to the REIT agreements, based on a percentage of the increase in net revenues. These additional rents were $6.7 million, $6.4 million and $5.7 million for the years ended August 31, 1994, 1993 and 1992, respectively.

    CONSTRUCTION COMMITMENTS

    The Company has approximately $19.5 million of construction commitments outstanding for new construction and renovations as of August 31, 1994.

    GUARANTEES

    The  Company  has  guaranteed  long-term  debt  and  lease  obligations   of
unconsolidated subsidiaries and affiliates aggregating $30.8 million at August 31, 1994.

    LEGAL PROCEEDINGS

    LITIGATION RELATING TO THE MERGER (SEE NOTE 17 SUBSEQUENT EVENTS). To date, a total of nine purported class action suits (the "Class Actions") have been filed against Holdings and the directors of Holdings (and in two cases against NME). Seven of such Class Actions have been filed in the Delaware Court of Chancery and are entitled (i) JEFFREY STARK AND GARY PLOTKIN V. ROBERT W. O'LEARY, ROBERT J. BUCHANAN, JOHN T. CASEY, ROBERT B. CALHOUN, HARRY J. GRAY, HAROLD J. [SIC] HANDELSMAN, SHELDON S. KING, MELVYN N. KLEIN, DAN W. LUFKIN, WILLIAM E. MAYER AND HAROLD S. WILLIAMS (THE "HOLDINGS DIRECTORS") AND HOLDINGS, C.A. NO. 13792, (ii)7457 Partners v. the Holdings Directors and Holdings, C.A. No. 13793, (iii) MOISE KATZ V. THE HOLDINGS DIRECTORS AND HOLDINGS, C.A. NO. 13794, (iv) CONSTANTINOS KAFALAS V. THE HOLDINGS DIRECTORS AND HOLDINGS, C.A. NO. 13795, (v) F. RICHARD MANSON V. THE HOLDINGS DIRECTORS, NME AND HOLDINGS, C.A. NO. 13797, (vi) LISBETH GREENFELD V. THE

                AMERICAN MEDICAL HOLDINGS, INC. AND SUBSIDIARIES
             AMERICAN MEDICAL INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.  COMMITMENTS AND CONTINGENCIES (CONTINUED)
HOLDINGS DIRECTORS AND HOLDINGS, C.A. NO. 13799 and (vii) JOSEPH FRANKEL V. THE HOLDINGS DIRECTORS AND HOLDINGS, C.A. NO. 13800 and two purported Class Actions have been filed in the Superior Court of the State of California, County of Los Angeles, entitled RUTH LEWINTER AND RAYMOND CAYUSO V. THE HOLDINGS DIRECTORS (WITH THE EXCEPTION OF HAROLD S. WILLIAMS), NME AND HOLDINGS, CASE NO. BC115206 AND DAVID F. AND SYLVIA GOLDSTEIN V. O'LEARY, NME, AMI, ET AL., CASE NO. BC116104. The complaints filed in each of the Class Actions are substantially similar, are brought by purported stockholders of Holdings and, in general, allege that the defendants breached their fiduciary duties to the plaintiffs and other members of the purported class. One of the Class Actions alleges that the defendants have committed or aided and abetted a gross abuse of trust. The complaints further allege that the directors of Holdings wrongfully failed to hold an open auction and encourage bona fide bids for Holdings and failed to take action to maximize value for Holdings stockholders. The complaints seek preliminary and permanent injunctions against the proposed transaction until such time as a transaction to be entered into between Holdings and NME results from bona fide arms' length negotiation and/or requiring a fair auction for Holdings. In addition, if the Merger is consummated, the complaints seek recision or recessionary damages and two of the Class Actions seek an accounting of all profits realized and to be realized by the defendants in connection with the Merger and the imposition of a constructive trust for the benefit of the plaintiffs and other members of the purported classes pending such an accounting. The complaints also seek monetary damages of an unspecified amount together with prejudgment interest and attorneys' and experts' fees. Holdings and NME believe that the complaints are without merit and intend to defend them vigorously.

    In addition, Holdings and AMI are subject to claims and suits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of all pending legal proceedings will not have a material adverse effect on the business, results of operations or financial condition of Holdings and AMI.

9.  CAPITAL STOCK

    OPTION PLANS

    The Company maintains two stock option plans, the Nonqualified Employee Stock Option Plan (the "Option Plan") and the Nonqualified Performance Stock Option Plan for Key Employees (the "Key Employees Plan"), pursuant to which employees of Holdings and its subsidiaries are eligible to receive stock options to purchase shares of common stock.

    The table below summarizes the transactions in the Company's stock option plans for the years ended August 31, 1994, 1993 and 1992 (shares of common stock):

                                                          1994         1993         1992
                                                       -----------  -----------  -----------
Outstanding at beginning of period...................    3,342,683    3,179,317    3,450,246
Granted..............................................      437,862      525,696      565,000
Exercised............................................     (471,549)    (192,548)    (114,849)
Cancelled or expired.................................     (175,311)    (169,782)    (721,080)
                                                       -----------  -----------  -----------
Outstanding at end of period.........................    3,133,685    3,342,683    3,179,317
                                                       -----------  -----------  -----------
                                                       -----------  -----------  -----------
Exercisable at end of period.........................    1,402,780    1,280,513      908,999
                                                       -----------  -----------  -----------
                                                       -----------  -----------  -----------

    The Option Plan generally provides options that are exercisable at prices ranging from $7.03 to $19.21 per share, vest over a period of five years and expire ten years from the date of grant. The Key

                AMERICAN MEDICAL HOLDINGS, INC. AND SUBSIDIARIES
             AMERICAN MEDICAL INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.  CAPITAL STOCK (CONTINUED)
Employees Plan generally provides options that are exercisable at prices ranging from $7.03 to $22.17 per share, vest over a period of five to ten years based on the attainment of specified performance goals and expire ten years from the date of grant.

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

    COMMON STOCK SUBJECT TO REPURCHASE OBLIGATIONS

    The Company's obligation to repurchase shares of Holdings' common stock held by certain executive officers no longer exists. Accordingly, the amount related to common stock subject to repurchase obligations was recognized as shareholders' equity as of August 31, 1994. As of August 31, 1993 and 1992, shares of Holdings' common stock subject to repurchase obligations were 431,858 and 445,976, respectively.

10. RELATED PARTY TRANSACTIONS
    In connection with the sale of the Company's interest in EPIC Holdings, Inc., during fiscal 1994 the Company was represented by and paid a fee of approximately $2.3 million to a major shareholder.

    In fiscal 1992, an affiliate of a major shareholder served as the lead managing underwriter of the public offering of 16.2 million shares of Holdings common stock, the issuance of the 13 1/2% Senior Subordinated Notes Due 2001 and the 11% Senior Notes Due 2000. This related party received underwriting fees of $.9 million and in addition received advisory fees of $1.3 million in connection with divestitures during fiscal 1992.

    An entity associated with a general partner of a major shareholder agreed to provide credit support to domestic hospital subsidiaries of AMI for which such entity received an annual fee in fiscal 1993 and 1992 of $750,000. The credit support commitment was replaced with the fiscal 1993 refinancing of the bank credit facility.

11. EARNINGS PER SHARE
    Holdings' earnings per share for the years ended August 31, 1994, 1993 and 1992 is based upon the weighted average number of shares of Holdings' common stock outstanding. The impact of common stock equivalents is not considered since they either have an anti-dilutive effect or the effect on dilution is less than three percent.

                AMERICAN MEDICAL HOLDINGS, INC. AND SUBSIDIARIES
             AMERICAN MEDICAL INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. INCOME TAXES
    (Provision) benefit for income taxes, excluding the tax effect of minority equity interest and the extraordinary loss, for the years ended August 31, 1994, 1993 and 1992 for Holdings and AMI consists of the following (in thousands):

                                                             1994         1993        1992
                                                         ------------  ----------  ----------
Current (including current portion of deferred)
  Federal..............................................  $    (95,500) $  (58,600) $  (50,100)
  State................................................       (10,900)     (9,900)     (8,200)
                                                         ------------  ----------  ----------
                                                             (106,400)    (68,500)    (58,300)
                                                         ------------  ----------  ----------
Deferred
  Federal..............................................        10,400        (400)    (18,700)
  State................................................        (2,300)        100        (900)
                                                         ------------  ----------  ----------
                                                                8,100        (300)    (19,600)
                                                         ------------  ----------  ----------
    Total provision for income taxes...................  $    (98,300) $  (68,800) $  (77,900)
                                                         ------------  ----------  ----------
                                                         ------------  ----------  ----------

    The net tax effects of temporary differences and carryforwards that give rise to deferred tax assets and liabilities as of August 31, 1994 and 1993 are as follows (in thousands):

                                                                         1994         1993
                                                                      -----------  -----------
Deferred tax liabilities:
  Property and equipment............................................  $   294,000  $   278,700
  Change in accounting method.......................................       18,800       20,000
  Debt discounts and deferred loan costs............................        9,900       10,400
  Other, net........................................................       45,169       59,951
                                                                      -----------  -----------
      Total deferred tax liabilities................................      367,869      369,051
                                                                      -----------  -----------
Deferred tax assets:
  Self-insurance reserves...........................................       55,700       54,300
  Other deferred expenses...........................................       20,100       20,900
  Deferred gains and losses.........................................       16,000       26,400
  Bad debt reserves.................................................        5,400        4,600
  Deferred compensation.............................................       36,300       46,800
  Other, net........................................................       76,100       43,000
                                                                      -----------  -----------
      Total deferred tax assets.....................................      209,600      196,000
                                                                      -----------  -----------
Net deferred tax lability...........................................  $   158,269  $   173,051
                                                                      -----------  -----------
                                                                      -----------  -----------

    The net deferred tax liability of $158.3 million and $173.1 million as of August 31, 1994 and 1993, respectively, includes a current asset of $60.3 million and $38.4 million, respectively, and a noncurrent liability of $218.6 million and $211.5 million, respectively. No valuation allowance has been recorded against any deferred tax asset.

    In August 1993, the Revenue Reconciliation Act of 1993 was enacted. Among other tax law changes, such law increased the corporate income tax rate from 34% to 35% effective for the period beginning on or after January 1, 1993. For the year ended August 31, 1994, the U.S. statutory tax rate for the Company is 35%.

                AMERICAN MEDICAL HOLDINGS, INC. AND SUBSIDIARIES
             AMERICAN MEDICAL INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. INCOME TAXES (CONTINUED)
    Holdings' and AMI's income tax provision differed from the amount computed using the U.S. statutory rate for the years ended August 31, 1994, 1993 and 1992 for the following reasons (in thousands):

                                                             1994        1993        1992
                                                          ----------  ----------  ----------
Tax at U.S. statutory rate..............................  $  (84,400) $  (48,400) $  (64,200)
Amortization of goodwill................................     (11,200)    (11,100)    (11,000)
State income tax, net of federal benefit................      (8,600)     (5,500)     (6,000)
Impact on deferred taxes of change in federal tax
 rate...................................................      --          (4,000)     --
Other, net..............................................       5,900         200       3,300
                                                          ----------  ----------  ----------
Provision for income taxes..............................  $  (98,300) $  (68,800) $  (77,900)
                                                          ----------  ----------  ----------
                                                          ----------  ----------  ----------

    Prior to fiscal 1992, Holdings had operating loss and capital loss carryforwards for tax purposes of $42 million and $9 million, respectively, which were fully utilized against net income and capital gains arising in fiscal 1992 and against capital gains on assets sold prior to the acquisition of AMI.

13. EXTRAORDINARY LOSSES ON EARLY EXTINGUISHMENT OF DEBT
    The Company has recognized extraordinary losses on early extinguishment of debt in fiscal 1994, 1993, and 1992. Fiscal 1994 includes an extraordinary loss of $1.9 million ($3.0 million pre-tax) from the repurchase of $15.4 million principal amount of the 15% Junior Subordinated Discount Debentures Due 2005. Fiscal 1993 includes an extraordinary loss of $25.4 million ($41.0 million pre-
tax) from the repurchase or redemption of $146.8 million principal amount of outstanding indebtedness. Fiscal 1992 includes an extraordinary loss of $10.0 million ($15.6 million pre-tax) from the repurchase or redemption of $159.0 million of senior indebtedness and $55.4 million of the 9 7/8% unsecured loan stock due 2011.

14. SUPPLEMENTAL CASH FLOW INFORMATION
    The Company paid income taxes (net of refunds) of $86.0 million and $83.6 million for the years ended August 31, 1994 and 1993, respectively, and received income tax refunds (net of payments) of $22.5 million for the year ended August 31, 1992. The Company paid interest (net of capitalized costs) for the years ended August 31, 1994, 1993 and 1992 of $108.3 million, $120.5 million and $154.1 million, respectively. Capitalized interest costs were $3.5 million, $1.4 million and $2.6 million for August 31, 1994, 1993 and 1992. Interest income was $2.7 million, $13.9 million and $10.0 million for the years ended August 31, 1994, 1993 and 1992.

    NON-CASH TRANSACTIONS

    During fiscal 1994, the Company assumed net assets of approximately $92.0 million related to the purchase of Saint Francis Hospital and during fiscal 1993, the Company assumed net assets of approximately $8.0 million as a result of the merger of AMI's Tarzana Regional Medical Center and HealthTrust's Encino Hospital.

    For the years ended August 31, 1993 and 1992 an $8.2 million and $9.3 million loss, net of tax, respectively, was recognized as a result of the write-off of the discounts and deferred financing costs associated with the early extinguishment of debt.

    For the year ended August 31, 1994 approximately $6.0 million was recognized as an increase in shareholders' equity of Holdings due to the elimination of common stock subject to repurchase

                AMERICAN MEDICAL HOLDINGS, INC. AND SUBSIDIARIES
             AMERICAN MEDICAL INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. SUPPLEMENTAL CASH FLOW INFORMATION (CONTINUED) obligations. For the year ended August 31, 1993 $1.8 million was recognized as a decrease in shareholders' equity of Holdings for the common stock subject to repurchase obligations due to market price changes. For the year ended August 31, 1992, there was no market price change and, therefore, no effect on the value of the common stock subject to repurchase obligations.

    In fiscal 1992, the Company recognized $27.1 million of debt as a result of the acquisition of the remaining interest in an entity that was previously unconsolidated.

15. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
    Quarterly financial information for Holdings and AMI for the two years ended August 31, 1994 is summarized below (in millions, except per share amounts):

                                                       FISCAL 1994                                   FISCAL 1993
                                       --------------------------------------------  --------------------------------------------
                                         FIRST      SECOND       THIRD     FOURTH      FIRST      SECOND       THIRD     FOURTH
                                       ---------  -----------  ---------  ---------  ---------  -----------  ---------  ---------
Net revenues.........................  $     558   $     583   $     602  $     638  $     542   $     566   $     565  $     565
Income before extraordinary loss.....         17          24          71         27         11          18          22         16
Extraordinary loss...................     --          --              (2)    --         --          --              (7)       (18)
Net income (loss)....................  $      17   $      24   $      69  $      27  $      11   $      18   $      15  $      (2)

Holdings' income (loss) per share:
  Income before extraordinary loss...  $    0.21   $    0.32   $    0.92  $    0.35  $    0.14   $    0.24   $    0.28  $    0.21
  Extraordinary loss.................     --          --           (0.02)    --         --          --           (0.09)     (0.24)
  Net income (loss)..................  $    0.21   $    0.32   $    0.90  $    0.35  $    0.14   $    0.24   $    0.19  $   (0.03)

    The third quarter of fiscal 1994 includes the gain on sale of securities of $43.4 million, net of tax, (See Note 4 Dispositions). The results of operations of Saint Francis Hospital were consolidated with the Company's results of operations effective May 1, 1994.

    The fourth quarter of fiscal 1993 reflects a charge of $3.5 million for costs incurred related to the relocation of the Houston regional office to the Dallas headquarters. Additional charges totaling $3.0 million were recognized in previous quarters offset by benefits. Income before extraordinary loss includes an $8.6 million refund of interest paid to the Internal Revenue Service in prior periods. Additionally in the fourth quarter of fiscal 1993, the provision for income taxes includes the impact of a $5.1 million increase in the provision for income taxes due to the enactment of the Revenue Reconciliation Act of 1993 which increased the corporate income tax rate.

16. BUSINESS SEGMENT
    The Company's only material business segment is "healthcare" which accounted for substantially all of its revenues and operating results for each of the periods presented.

17. SUBSEQUENT EVENTS
    On October 10, 1994, Holdings, National Medical Enterprises, Inc, a Nevada corporation ("NME") and a wholly-owned subsidiary of NME ("Merger Sub"), executed an Agreement and Plan of Merger (the "Merger Agreement"). Pursuant to the Merger Agreement, Merger Sub will merge with and into Holdings (the
"Merger").  As  a result  of  the Merger,  Holdings  will become  a wholly-owned subsidiary of NME and the resulting company will be the second-largest healthcare services company in the nation. Under terms of the Merger Agreement each share of common stock of Holdings will be converted into (i) $19.00 in cash, if the closing occurs on or before March 31, 1995,

                AMERICAN MEDICAL HOLDINGS, INC. AND SUBSIDIARIES
             AMERICAN MEDICAL INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17. SUBSEQUENT EVENTS (CONTINUED)
and $19.25 thereafter and (ii) 0.42 of a newly issued share of NME common stock. Under the Merger Agreement, Holdings will pay a special dividend of $0.10 per share before the effective date of the Merger. Following the Merger, Holdings will have the right to nominate three members to the 13 member board of the combined company. Approximately 50% of the Company's indebtedness contains put provisions whereby the holders of such debt have the right to require repayment following a change of control of the Company. The transaction has been approved by shareholders of approximately 61.4% of Holdings' outstanding shares of common stock and, therefore, further action by Holdings' shareholders is not required. The transaction, which is currently anticipated to close in the first quarter of calendar 1995, is subject to certain conditions including, among other things, expiration of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

    On September 1, 1994, a limited partnership, of which AMI is the general partner, acquired Hilton Head Hospital in Hilton Head, South Carolina containing 68 beds. In connection with the Company's efforts to re-establish a presence in Europe, the Company has entered into a joint venture agreement with a community organization (the "Burgergemeinde") located in Cham, Canton Zug, Switzerland. The joint venture will be owned 90% by the Company and 10% by the Burgergemeinde. Under the terms of the proposed transaction, the Company has entered into a long term lease for the land where the existing hospital is located and will then construct a new 56 bed acute care wing, convert an existing structure into a medical office building and renovate and remodel the existing acute care facility. In addition, the Company plans to contract to provide management, food, physical therapy and rehabilitation services to the hospital, an on-site nursing home and an affiliated retirement community.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES

To the Board of Directors
of American Medical Holdings, Inc. and
American Medical International, Inc.

    Our audits of the consolidated financial statements referred to in our report dated October 20, 1994 appearing on page F-2 of this Annual Report on Form 10-K also included an audit of the Financial Statement Schedules of American Medical Holdings, Inc. (Holdings) and American Medical International, Inc. (AMI) as of and for the years ended August 31, 1994, August 31, 1993 and August 31, 1992 as listed in Item 14(a) of the Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICE WATERHOUSE LLP

Dallas, Texas
October 20, 1994

                AMERICAN MEDICAL HOLDINGS, INC. AND SUBSIDIARIES
             AMERICAN MEDICAL INTERNATIONAL, INC. AND SUBSIDIARIES
               SCHEDULE II -- AMOUNTS RECEIVABLE FROM DIRECTORS,
                             OFFICERS AND EMPLOYEES

                   FOR THE THREE YEARS ENDED AUGUST 31, 1994

                                 BALANCE AT                 COLLEC-   BALANCE AT                 COLLEC-   BALANCE AT    COLLEC-
                                 AUGUST 31,                 TIONS/    AUGUST 31,                 TIONS/    AUGUST 31,    TIONS/
NAME OF DEBTOR                    1991 (1)     ADVANCES      OTHER     1992 (1)     ADVANCES      OTHER     1993 (1)      OTHER
- -------------------------------  -----------  -----------  ---------  -----------  -----------  ---------  -----------  ---------
Robert W. O'Leary..............  $ 600,000(2) $   --       $(200,000)  $ 400,000   $   --       $(200,000)  $ 200,000   $(200,000)
John T. Casey..................      --         150,000(3)  (150,000)     --         375,000(2)   (15,626)    359,374    (125,000)
Alan J. Chamison...............      --         375,000(2)  (115,000)    260,000       --        (125,000)    135,000    (125,000)
Marshall I. Smith..............      --         150,000(4)    --         150,000       --          --         150,000    (150,000)
                                 -----------  -----------  ---------  -----------  -----------  ---------  -----------  ---------
                                 $ 600,000    $ 675,000    $(465,000)  $ 810,000   $ 375,000    $(340,626)  $ 844,374   $(600,000)
                                 -----------  -----------  ---------  -----------  -----------  ---------  -----------  ---------
                                 -----------  -----------  ---------  -----------  -----------  ---------  -----------  ---------

                                 BALANCE AT
                                 AUGUST 31,
NAME OF DEBTOR                    1994 (1)
- -------------------------------  -----------
Robert W. O'Leary..............   $  --
John T. Casey..................     234,374
Alan J. Chamison...............      10,000
Marshall I. Smith..............      --
                                 -----------
                                  $ 244,374
                                 -----------
                                 -----------

- ------------------------------
(1)  The  balances  outstanding  for  each  of  the  years  presented  have been
     reflected  as  long   term  receivables  in   the  consolidated   financial
     statements.

(2) These interest free loans were made to the borrowers for the purchase of common stock. These loans are due and payable 10 days after the termination of the borrower's employment. The loans will be forgiven by the Company in equal monthly increments for 36 months continuing from the original date of grant until fully amortized for so long as the borrower serves as an officer of the Company. In the event of termination prior to 36 months of service, these loans become due and payable 10 days after the termination date.

(3) This interest free loan was made to the borrower for the purchase of his principal place of residence and is repaid upon the sale of his previous residence.

(4) This interest free loan was made to the borrower for the purchase of his principal place of residence and was to be repaid upon the sale of his previous residence. As of August 31, 1993, such employee was terminated and based on the terms of the severance agreement set therewith, the loan was repaid during fiscal 1994.

                AMERICAN MEDICAL HOLDINGS, INC. AND SUBSIDIARIES
             AMERICAN MEDICAL INTERNATIONAL, INC. AND SUBSIDIARIES

                      SCHEDULE V -- PROPERTY AND EQUIPMENT

               FOR THE YEARS ENDED AUGUST 31, 1994, 1993 AND 1992
                             (DOLLARS IN THOUSANDS)

                                                           ADDITIONS
                                            BALANCE AT        AT
                                             BEGINNING     COST AND     SALES AND                    BALANCE AT
                                             OF PERIOD     TRANSFERS   RETIREMENTS       OTHER      END OF PERIOD
                                           -------------  -----------  ------------  -------------  -------------
HOLDINGS AND AMI:
YEAR ENDED AUGUST 31, 1994
Land.....................................  $     104,723   $  13,088   $       (139) $      169(1)  $     117,841
Buildings and improvements...............      1,151,890     103,900         (2,736)        357(1)      1,253,411
Equipment................................        507,505      76,718         (8,166)      1,630(1)        577,687
Construction in progress.................         35,827     (13,293)           (77)      --               22,457
                                           -------------  -----------  ------------  -------------  -------------
                                           $   1,799,945   $ 180,413   $    (11,118) $    2,156     $   1,971,396
                                           -------------  -----------  ------------  -------------  -------------
                                           -------------  -----------  ------------  -------------  -------------
YEAR ENDED AUGUST 31, 1993
Land.....................................  $     105,241   $  --       $       (518) $    --        $     104,723
Buildings and improvements...............      1,111,163      39,547        --            1,180(2)      1,151,890
Equipment................................        443,561      63,667         (6,464)      6,741(2)        507,505
Construction in progress.................         24,419       9,470           (162)      2,100(2)         35,827
                                           -------------  -----------  ------------  -------------  -------------
                                           $   1,684,384   $ 112,684   $     (7,144) $   10,021     $   1,799,945
                                           -------------  -----------  ------------  -------------  -------------
                                           -------------  -----------  ------------  -------------  -------------
HOLDINGS:
YEAR ENDED AUGUST 31, 1992
Land.....................................  $     113,417   $     490   $     (9,677) $    1,011(3)  $     105,241
Buildings and improvements...............      1,099,312      51,546        (65,743)     26,048(3)      1,111,163
Equipment................................        415,747      55,251        (27,437)      --              443,561
Construction in progress.................         28,507      (3,951)          (137)      --               24,419
                                           -------------  -----------  ------------  -------------  -------------
                                           $   1,656,983   $ 103,336   $   (102,994) $   27,059     $   1,684,384
                                           -------------  -----------  ------------  -------------  -------------
                                           -------------  -----------  ------------  -------------  -------------
AMI:
YEAR ENDED AUGUST 31, 1992
Land.....................................  $     112,632   $     490   $     (9,677) $    1,796(4)  $     105,241
Buildings and improvements...............      1,064,919      51,546        (65,743)     60,441(4)      1,111,163
Equipment................................        402,831      55,251        (27,437)     12,916(4)        443,561
Construction in progress.................         26,607      (3,951)          (137)      1,900(4)         24,419
                                           -------------  -----------  ------------  -------------  -------------
                                           $   1,606,989   $ 103,336   $   (102,994) $   77,053(4)  $   1,684,384
                                           -------------  -----------  ------------  -------------  -------------
                                           -------------  -----------  ------------  -------------  -------------

- ------------------------
(1) Recognition of the consolidation of investments previously recorded on the equity method.

(2) Represents the assumption of net assets as a result of (a) the merger of AMI's Tarzana Regional Medical Center and HealthTrust's Encino Hospital and
     (b) the recognition of the consolidation of investments previously recorded on the equity method.

(3) Recognition of the consolidation of a joint venture previously recorded on the equity method.

(4) Reflects the effect of Holdings' contribution of all the common stock of New H, a wholly owned subsidiary of Holdings, to AMI as well as the recognition of the consolidation of a joint venture previously recorded on the equity method.

                AMERICAN MEDICAL HOLDINGS, INC. AND SUBSIDIARIES
             AMERICAN MEDICAL INTERNATIONAL, INC. AND SUBSIDIARIES

       SCHEDULE VI -- ACCUMULATED DEPRECIATION OF PROPERTY AND EQUIPMENT

               FOR THE YEARS ENDED AUGUST 31, 1994, 1993 AND 1992
                             (DOLLARS IN THOUSANDS)

                                                BALANCE AT
                                                 BEGINNING                 SALES AND                  BALANCE AT
                                                 OF PERIOD    PROVISION   RETIREMENTS     OTHER      END OF PERIOD
                                                -----------  -----------  -----------  ------------  -------------
HOLDINGS AND AMI:
YEAR ENDED AUGUST 31, 1994
Buildings and improvements....................  $   176,317  $    55,025   $    (645)  $    --        $   230,697
Equipment.....................................      219,419       63,107      (6,346)        776(1)       276,956
                                                -----------  -----------  -----------  ------------  -------------
                                                $   395,736  $   118,132   $  (6,991)  $     776      $   507,653
                                                -----------  -----------  -----------  ------------  -------------
                                                -----------  -----------  -----------  ------------  -------------
YEAR ENDED AUGUST 31, 1993
Buildings and improvements....................  $   125,551  $    50,787   $     (21)  $    --        $   176,317
Equipment.....................................      164,485       59,481      (4,547)       --            219,419
                                                -----------  -----------  -----------  ------------  -------------
                                                $   290,036  $   110,268   $  (4,568)  $    --        $   395,736
                                                -----------  -----------  -----------  ------------  -------------
                                                -----------  -----------  -----------  ------------  -------------
HOLDINGS:
YEAR ENDED AUGUST 31, 1992
Buildings and improvements....................  $    85,416  $    50,497   $ (10,362)  $    --        $   125,551
Equipment.....................................      116,981       59,120     (11,616)       --            164,485
                                                -----------  -----------  -----------  ------------  -------------
                                                $   202,397  $   109,617   $ (21,978)  $    --        $   290,036
                                                -----------  -----------  -----------  ------------  -------------
                                                -----------  -----------  -----------  ------------  -------------
AMI:
YEAR ENDED AUGUST 31, 1992
Buildings and improvements....................  $    80,067  $    50,497   $ (10,362)  $   5,349(2)   $   125,551
Equipment.....................................      113,121       59,120     (11,616)      3,860(2)       164,485
                                                -----------  -----------  -----------  ------------  -------------
                                                $   193,188  $   109,617   $ (21,978)  $   9,209      $   290,036
                                                -----------  -----------  -----------  ------------  -------------
                                                -----------  -----------  -----------  ------------  -------------

- ------------------------
(1) Recognition of the consolidation of investments previously recorded on the equity method.

(2) Reflects the effect of Holdings' contribution of all the common stock of New H, a wholly owned subsidiary of Holdings, to AMI.

                AMERICAN MEDICAL HOLDINGS, INC. AND SUBSIDIARIES
             AMERICAN MEDICAL INTERNATIONAL, INC. AND SUBSIDIARIES

              SCHEDULE VIII -- RESERVES FOR UNCOLLECTIBLE ACCOUNTS

               FOR THE YEARS ENDED AUGUST 31, 1994, 1993 AND 1992
                             (DOLLARS IN THOUSANDS)

                                              BALANCE AT
                                               BEGINNING                REDUCTIONS NET                 BALANCE AT
                                               OF PERIOD   PROVISIONS   OF RECOVERIES      OTHER      END OF PERIOD
                                              -----------  -----------  --------------  ------------  -------------
HOLDINGS AND AMI:
YEAR ENDED AUGUST 31, 1994
Reserves for Uncollectible Accounts.........   $  98,143   $   165,539   $   (165,060)  $    --        $    98,622
                                              -----------  -----------  --------------  ------------  -------------
                                              -----------  -----------  --------------  ------------  -------------
YEAR ENDED AUGUST 31, 1993
Reserves for Uncollectible Accounts.........   $  86,744   $   148,135   $   (136,736)  $    --        $    98,143
                                              -----------  -----------  --------------  ------------  -------------
                                              -----------  -----------  --------------  ------------  -------------
HOLDINGS:
YEAR ENDED AUGUST 31, 1992
Reserves for Uncollectible Accounts.........   $  68,326   $   163,824   $   (145,406)  $    --        $    86,744
                                              -----------  -----------  --------------  ------------  -------------
                                              -----------  -----------  --------------  ------------  -------------
AMI:
YEAR ENDED AUGUST 31, 1992
Reserves for Uncollectible Accounts.........   $  62,570   $   163,824   $   (145,406)  $   5,756(1)   $    86,744
                                              -----------  -----------  --------------  ------------  -------------
                                              -----------  -----------  --------------  ------------  -------------

- ------------------------
(1) Reflects the effect of Holdings' contribution of all the common stock of New H, a wholly owned subsidiary of Holdings to AMI.

                AMERICAN MEDICAL HOLDINGS, INC. AND SUBSIDIARIES
             AMERICAN MEDICAL INTERNATIONAL, INC. AND SUBSIDIARIES

            SCHEDULE X -- SUPPLEMENTARY INCOME STATEMENT INFORMATION

               FOR THE YEARS ENDED AUGUST 31, 1994, 1993 AND 1992
                             (DOLLARS IN THOUSANDS)

                                                                    YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                                    AUGUST 31,      AUGUST 31,      AUGUST 31,
                                                                       1994            1993            1992
                                                                  --------------  --------------  --------------
ITEM
HOLDINGS AND AMI:
Maintenance and repairs.........................................    $   37,168      $   33,294      $   30,716
Depreciation and amortization of intangibles and other assets...    $   38,586      $   37,129      $   39,434
Taxes, other than payroll and income taxes......................    $   31,476      $   29,677      $   27,370