Form 10-K/A
period 1994-08-31
AMERICAN MEDICAL HOLDINGS INC; AMERICAN MEDICAL INTERNATIONAL INC /DE/
filed 1994-12-19
CIK 861439, 312655

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A

(MARK ONE)

     /X/         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                   FOR THE FISCAL YEAR ENDED AUGUST 31, 1994

                                       OR
     / /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)

                OF THE SECURITIES ACT OF 1934 (NO FEE REQUIRED)

               FOR THE TRANSITION PERIOD FROM         TO


                             COMMISSION FILE NUMBER

                                    1-10511
                            ------------------------

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

              (Registrants' telephone number, including area code)
                                 (214) 789-2200
                            ------------------------


    The undersigned registrants hereby amend Item 8. Financial Statements and Supplementary Data and Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K of their Annual Reports for the fiscal year ended August 31, 1994 on Form 10-K as set forth in the page attached hereto. The sole purpose of this amendment is to correct the amount of the accumulated benefit obligation reported on page F-14 of the registrants' Annual Reports for the fiscal year ended August 31, 1994 on Form 10-K.


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.



                                               AMERICAN MEDICAL INTERNATIONAL, INC.
                                               AMERICAN MEDICAL HOLDINGS, INC.
                                               ----------------------------------------------
                                               (Registrants)
                                               By /s/ BARY G. BAILEY
                                               ---------------------------------------------
                                                  Bary G. Bailey
                                                  Vice President and Controller


- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

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

6.  BENEFIT PLANS (CONTINUED)

    In accordance with SFAS No. 87 Holdings and AMI have recorded an adjustment to recognize a minimum pension liability. The following table sets forth the funded status of the Plans and amounts recognized in the consolidated financial statements as of August 31, 1994 and 1993 (in thousands):


                                                                                            1994          1993
                                                                                        ------------  ------------
Actuarial present value of accumulated benefit obligation:
  Vested..............................................................................  $    182,600  $    147,600
                                                                                        ------------  ------------
                                                                                        ------------  ------------
  Accumulated.........................................................................  $    191,000  $    155,100
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Projected benefit obligation..........................................................  $    209,600  $    170,500
Plan assets at fair value, primarily listed stock and corporate bonds.................      (204,600)     (133,000)
                                                                                        ------------  ------------
Projected benefit obligation in excess of plan assets.................................         5,000        37,500
Unrecognized net loss.................................................................       (24,700)      (25,900)
Adjustment for minimum pension liability..............................................         6,500        10,500
                                                                                        ------------  ------------
Pension liability.....................................................................  $    (13,200) $     22,100
                                                                                        ------------  ------------
                                                                                        ------------  ------------


    Holdings' and AMI's net pension cost for the years ended August 31, 1994, 1993 and 1992 includes the following components (in thousands):

                                                                                 1994        1993        1992
                                                                              ----------  ----------  ----------
Service cost -- benefits earned during the period...........................  $    8,300  $    6,800  $    7,600
Interest cost on projected benefit obligation...............................      14,200      12,200      10,000
Actual return on plan assets................................................     (14,400)    (18,500)     (4,500)
Net amortization and deferral...............................................       1,100       7,000      (7,100)
                                                                              ----------  ----------  ----------
Net periodic pension cost...................................................  $    9,200  $    7,500  $    6,000
                                                                              ----------  ----------  ----------
                                                                              ----------  ----------  ----------

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