Form 10-K/A
period 1994-08-31
AMERICAN MEDICAL HOLDINGS INC; AMERICAN MEDICAL INTERNATIONAL INC /DE/
filed 1995-01-04
CIK 861439, 312655

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

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


    The undersigned registrants hereby amend Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K of their Annual Reports for the fiscal year ended August 31, 1994 on Form 10-K as set forth on the pages attached hereto. The sole purpose of this amendment is to file Exhibits 27.1 and 27.2, Financial Data Schedule as part of the registrants' Annual Reports for the fiscal year ended August 31, 1994 on Form 10-K.


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


- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

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

    (c)  List of Exhibits.

EXHIBIT NO.                                                   DESCRIPTION OF EXHIBIT
- -----------             --------------------------------------------------------------------------------------------------
     2.1        --      Agreement and Plan of  Merger dated as of  July 6, 1989, among  AMI, Holdings and IMA  Acquisition
                        Corp.,  a Delaware corporation and a wholly owned subsidiary of Holdings ("Acquisition"), filed as
                        Exhibit 2(a) to Holdings' Registration Statement on Form S-4, Registration No. 33-33674, filed  on
                        March 6, 1990 (the "1990 Form S-4") and incorporated herein by reference.
     2.2        --      Amendment  No. 1 to Agreement and Plan of Merger  dated as of October 7, 1989, among AMI, Holdings and Acquisition, filed as Exhibit 18 to the 1990 Form S-4 and incorporated herein by reference.
     2.3        --      Amendment No. 2 to Agreement and Plan of Merger dated as of December 1, 1989, among AMI,  Holdings and Acquisition, filed as Exhibit 2(c) to the 1990 Form S-4 and incorporated herein by reference.
     2.4        --      Agreement  and Plan of Merger  dated as of April  23, 1990 among AMI,  Holdings and Amigo Holdings
                        Corp. ("Amigo"), filed as Exhibit 3 to AMI's  Quarterly Report on Form 10-Q for the quarter  ended
                        May 31, 1990 and incorporated herein by reference.
     2.5        --      Agreement  and Plan of Merger, dated as of October 10, 1994, by and among NME, AMH Acquisition Co.
                        and Holdings.
     3.1        --      Restated Certificate of Incorporation of  Holdings as amended to date,  filed as Exhibit 3 (a)  to the 1990 Form S-4 and incorporated herein by reference.
     3.2        --      Bylaws  of Holdings as amended to date filed as Exhibit 3.2 to Holdings' Registration Statement on
                        Form S-1 filed on June 17, 1991 and incorporated herein by reference.
     3.3        --      Restated Certificate of  Incorporation of  AMI as amended  to date,  filed as Exhibit  3 to  AMI's
                        Quarterly  Report on  Form 10-Q  for the  quarter ended  May 31,  1990 and  incorporated herein by reference.
     3.4        --      Bylaws of AMI as amended to date, filed as Exhibit 3.2 to AMI's Registration Statement on Form S-1
                        filed on August 14, 1991 (the "AMI Form S-1") and incorporated herein by reference.
     4.1        --      Amended and  Restated  Note Purchase  Agreement  dated as  of  June 11,  1993  among AMI  and  the purchasers  listed  therein, filed  as Exhibit  4.1 to  AMI's Registration  Statement on  Form S-4
                        Registration No. 33-50239  filed on  September 20,  1993 (the  "1993 Form  S-4") and  incorporated herein by reference.
     4.2        --      Indenture  dated as of April 21, 1993 between AMI  and NationsBank of Texas, N.A., as trustee (the
                        "Trustee"), filed as Exhibit 4.2 to the 1993 Form S-4 and incorporated herein by reference.
     4.3        --      Supplemental Indenture dated as of October 25, 1993 between AMI and the Trustee, filed as  Exhibit
                        4.3 to Amendment No. 1 to the 1993 Form S-4 and incorporated herein by reference.

EXHIBIT NO.                                                   DESCRIPTION OF EXHIBIT
- -----------             --------------------------------------------------------------------------------------------------
     4.6        --      Indenture  dated as  of October  1, 1991  between AMI,  as issuer,  and The  Citizens and Southern
                        National Bank, as trustee, relating to the 11% Senior Notes Due October 2001, filed as Exhibit 4.1 to AMI's Registration Statement on  Form S-1 filed on October  8, 1991 and incorporated herein  by reference.
     4.7        --      Indenture  between AMI, as issuer, and The Connecticut  National Bank, as trustee, relating to the
                        13 1/2% Senior  Subordinated Notes  Due August  2001 filed as  Exhibit 4.1  to AMI's  Registration
                        Statement  on Form  S-1, Registration  No. 33-41416,  filed on  January 24,  1992 and incorporated herein by reference.
     4.8        --      Indenture dated as of August 1,  1991 between AMI, as issuer,  and United States Trust Company  of
                        New  York, as trustee, relating to the 15%  Junior Discount Debentures Due November 2005, filed as
                        Exhibit 4.1 to  AMI's Registration  Statement on  Form S-2,  Registration No.  33-45292, filed  on
                        January 24, 1992 and incorporated herein by reference.
     4.9        --      First  Supplemental Indenture  dated as of  February 15, 1992  between AMI, as  issuer, and United
                        States Trust Company of New York, as  trustee, relating to AMI's 15% Junior Subordinated  Discount
                        Debentures  Due November  2005, filed  as Exhibit  4.1 to  Amendment No.  2 to  AMI's registration
                        Statement, Registration No. 33-45292, on Form S-2, filed on March 4, 1992 and incorporated  herein by reference.
     4.10       --      Amendment  No. 1  dated as  of April  25, 1994 to  the Credit  Agreement among  AMI, Holdings, the
                        Lenders, the Agent  and the Bank  of Nova Scotia,  as Co-Agent and  the Long Term  Credit Bank  of
                        Japan, Ltd., Los Angeles Agency, as Co-Agent (collectively, the "Co-Agents").
     4.11       --      Amendment  No. 2  dated as  of June  20, 1994  to the  Credit Agreement  among AMI,  Holdings, the
                        Lenders, the Agent and the Co-Agents.
     4.12       --      Amendment No.  3 dated  as of  June 20,  1994 to  the Credit  Agreement among  AMI, Holdings,  the
                        Lenders, the Agent and the Co-Agents.
                        Instruments  with respect to certain long-term debt of AMI have not been filed since the amount of securities authorized  thereunder  does  not exceed  10%  of  the  total assets  of  AMI  and  its subsidiaries  on a consolidated basis. AMI hereby agrees  to furnish copies of such instruments to the Securities and Exchange Commission upon request.
    10.1        --      Credit and Guaranty  Agreement dated as  of August 18,  1993 (the "Credit  Agreement") among  AMI,
                        American  Medical Holdings,  Inc., a  Delaware corporation, the  lenders referred  to therein (the
                        "Lenders"), Chemical Bank, as Agent (the "Agent"), The  Bank of Nova Scotia, as Co-Agent, and  The
                        Long Term Credit Bank of Japan, Ltd., Los Angeles Agency, as Co-Agent filed as Exhibit 10.1 to the
                        1993 Form S-4 and incorporated herein by reference.
    10.2        --      Holdings  Pledge Agreement dated as of August 18, 1993  between AMI and the Agent on behalf of the
                        Lenders filed as Exhibit 10.2 to the 1993 Form S-4 and incorporated herein by reference.
    10.3        --      Collateral Trust Agreement dated as of August 18,  1993 between AMI and IBJ Schroder Bank &  Trust
                        Company, a New York banking corporation, as trustee ("IBJ") filed as Exhibit 10.3 to the 1993 Form
                        S-4 and incorporated herein by reference.
    10.4        --      Collateral Trust Pledge Agreement dated as of August 18, 1993 between AMI and IBJ filed as Exhibit
                        10.4 to the 1993 Form S-4 and incorporated herein by reference.
    10.5        --      Pledge  and Security Agreement dated as of August 18,  1993 between AMI and the Agent on behalf of the Lenders filed as Exhibit 10.5 to the 1993 Form S-4 and incorporated herein by reference.
    10.6        --      Guaranty and Security  Agreement dated  as of  August 18,  1993 between  American Medical  Finance
                        Company,  a Delaware corporation, and the Agent on behalf  of the Lenders filed as Exhibit 10.6 to the 1993 Form S-4 and incorporated herein by reference.

EXHIBIT NO.                                                   DESCRIPTION OF EXHIBIT
- -----------             --------------------------------------------------------------------------------------------------
    10.7        --      Agreement for Purchase of Stock dated as of September 26, 1988 by and among AMI, EPIC and  various subsidiaries  of AMI, filed as Exhibit 2(a) to AMI's  Current Report on Form 8-K dated October 14,
                        1988 and incorporated herein by reference.
    10.8        --      Amended and Restated  Stockholders' Agreement dated  as of July  30, 1991 by  and among the  Fund,
                        GKHPL,  First Plaza, MBLP, MIP and the other  parties thereto, filed as Exhibit 10.39 to Amendment
                        No. 3 to Holdings' Registration Statement on Form S-1, Registration No. 33-41206, on July 26, 1991
                        and incorporated herein by reference.
    10.9        --      Amended and  Restated Registration  Rights  Agreement dated  as  of July  30,  1991 by  and  among
                        Holdings,  the Fund, GKHPL, MBLP,  MIP, the Bank Investor and  the Management Purchasers, filed as
                        Exhibit 10.40 to Amendment No. 3 to Holdings' Registration Statement on Form S-1, Registration No.
                        33-41206, on July 26, 1991 and incorporated herein by reference.
    10.10       --      American Medical Holdings, Inc. 1993 Employee Stock Purchase Plan, filed as Exhibit A to Holdings'
                        Proxy Statement dated January 13, 1993 (the "1993 Proxy") and incorporated herein by reference.
    10.11       --      Amendments to Each of the Nonqualified Employee Stock Option Plan and the Nonqualified Performance
                        Stock Option Plan for Key Employees (Exhibits 10.12  and 10.13 below) filed as Exhibit D to  AMI's
                        1993 Proxy and incorporated herein by reference.
    10.12       --      Nonqualified  Employee Stock Option Plan, filed as Exhibit A to Holdings' Proxy Statement dated as of January 8, 1991 and incorporated herein by reference.
    10.13       --      Nonqualified Performance Stock  Option Plan for  Key Employees,  filed as Exhibit  B to  Holdings'
                        Proxy Statement dated as of January 8, 1991 and incorporated herein by reference.
    10.14       --      Executive Deferred Compensation Plan filed as Exhibit 10.27 to Holdings' Registration Statement on
                        Form S-1 filed on June 17, 1991, Registration No. 33-41206, and incorporated herein by reference.
    10.15       --      Supplemental  Executive Retirement Plan filed as Exhibit 10.28 to Holdings' Registration Statement on Form  S-1 filed  on  June 17,  1991,  Registration No.  33-41206,  and incorporated  herein  by reference.
    10.16       --      Senior  Executive  Deferred Compensation  Plan filed  as Exhibit  10.29 to  Holdings' Registration
                        Statement on Form S-1 filed on June  17, 1991, Registration No. 33-41206, and incorporated  herein by reference.
    10.17       --      Letter  of  Understanding, between  Holdings  and Robert  W. O'Leary,  filed  as Exhibit  10.30 to
                        Amendment No.  3  to Holdings'  Registration  Statement  on Form  S-1,  filed on  July  26,  1991,
                        Registration No. 33-41206, and incorporated herein by reference.
    10.18       --      Letter  of Understanding  dated as of  August 4, 1991  between AMI  and Alan J.  Chamison filed as
                        Exhibit 10.36  to AMI's  Registration Statement  on  Form S-1,  Registration No.  33-41206,  filed
                        September 25, 1991 and incorporated herein by reference.
    10.19       --      Agreement,  dated  as of  March 7,  1990,  among American  Medical International,  Inc. Healthcare
                        Holding Company and Generale De Sante International PLC, filed as Exhibit 10.36 to Amendment No. 3 to Holdings' Registration Statement on Form S-1, Registration No. 33-41206, filed on July 26, 1991 and incorporated herein by reference.
    10.20       --      Acquisition Agreement, among AMI  Information Systems Group, Inc.,  A.M. International and  Klinik
                        Hirslanden  AG, filed as Exhibit  10.37 to Amendment No. 3  to Holdings' Registration Statement on
                        Form S-1, Registration No. 33-41206, filed on July 26, 1991 and incorporated herein by reference.

EXHIBIT NO.                                                   DESCRIPTION OF EXHIBIT
- -----------             --------------------------------------------------------------------------------------------------
    10.21       --      Asset Purchase and Sale Agreement,  by and among Holdings, AMI,  AMISUB (PSL), Inc., New H  Acute,
                        Inc.  New H PSL, Inc. and PSL HealthCare System,  dated as of November 15, 1990, as amended, filed as Exhibit 10.38 to Amendment No. 3 to Holdings' Registration Statement on Form S-1 filed on  July
                        26, 1991 and incorporated herein by reference.
    10.22       --      Exchange  Agreement dated as  of January 27, 1992  by and among EPIC  Healthcare Group, Inc., EPIC
                        Holdings, Inc.,  EPIC Transaction  Co.,  American Medical  International, Inc.,  American  Medical
                        (Central),  Inc., American Information  Systems Group, Inc., Brookwood  Health Services, Inc., and
                        Lifemark Hospitals,  Inc.  filed  as  Exhibit 10.1  to  Form  8-K  filed on  March  25,  1992  and incorporated herein by reference.
    10.23       --      Letter  of Understanding between the Company  and AMI and John T.  Casey filed as Exhibit 10.31 to
                        Holdings' and AMI's Annual  Report on Form  10-K for the  fiscal year ended  August 31, 1992  (the
                        "Annual Report") and incorporated herein by reference.
    10.24       --      Letter  of Understanding between the Company and AMI and O. Edwin French filed as Exhibit 10.32 to the Annual Report and incorporated herein by reference.
    10.25       --      Amendment to Letters of Understanding between the Company  and AMI and each of Robert W.  O'Leary,
                        Alan  J. Chamison, John T. Casey, and O. Edwin French, filed as Exhibit 10.34 to the Annual Report and incorporated herein by reference.
    10.26       --      Letter of Understanding dated as of August 19, 1994, from Holdings to Terry Linn.
    10.27       --      Letter of Understanding dated as of October 30, 1992 from AMI to Lawrence N. Kugelman.
    10.28       --      Letter of Understanding dated as of June 1, 1990 from AMI to W. Randolph Smith.
    10.29       --      Employment Agreement dated as of November 1, 1992 between AMI and Thomas J. Sabatino, Jr.
    10.30       --      Amendment dated as  of October  10, 1994  to Employment  Agreement dated  as of  November 1,  1992 between AMI and Thomas J. Sabatino, Jr.
    10.31       --      Letter of Understanding dated as of June 1, 1990 from Holdings to Michael N. Murdock.
    10.32       --      Amendment  dated as  of October 10,  1994 to Employment  Agreement dated  as of June  1, 1990 from
                        Holdings' to Michael N. Murdock.
    10.33       --      Letter of Understanding dated as of June 1, 1990 from Holdings to Bary G. Bailey.
    10.34       --      Amendment dated October 10, 1994 to Employment Agreement  dated as of June 1, 1990 from  Holdings'
                        to Bary G. Bailey.
    10.35       --      Loan Agreement dated as of July 14, 1993 between Holdings and John T. Casey.
    10.36       --      Directors Retirement Plan.
    10.37       --      Amendment dated as of October 10, 1994 to Directors Retirement Plan.
    10.38       --      Supplemental Benefit Plan.
    10.39       --      1990 Supplemental Benefit Plan Amended and Restated Effective January 1, 1992.
    10.40       --      Amendment  dated as of December, 1992 to Employment Agreement dated as of October 30, 1992 between
                        Holdings and Lawrence N. Kugelman.
    11          --      Statement re computations of per share earnings for the period ended August 31, 1994.
    21.1        --      List of subsidiaries of Holdings filed as  Exhibit 22 to Holdings' Registration Statement on  Form
                        S-1 filed on June 17, 1991 and incorporated herein by reference.
    21.2        --      List  of subsidiaries of AMI  filed as Exhibit 22  to the AMI Form  S-1 and incorporated herein by reference.
    24          --      Powers of Attorney.
    27.1        --      Financial Data Schedule of American Medical Holdings, Inc. for the year ended August 31, 1994.
    27.2        --      Financial Data Schedule  of American Medical  International, Inc.  for the year  ended August  31,
                        1994.