Form 10-Q
period 1994-11-30
AMERICAN MEDICAL HOLDINGS INC; AMERICAN MEDICAL INTERNATIONAL INC /DE/
filed 1995-01-17
CIK 861439, 312655

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
  /x/        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1994

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
    -   -                                           -   -

     As of January 10, 1994, there were 77,622,233 shares of American Medical Holdings, Inc. Common Stock, $.01 par value outstanding.

     All shares of Common Stock, $.01 par value, of American Medical International, Inc. are held by American Medical Holdings, Inc.

                                TABLE OF CONTENTS





                         PART I - FINANCIAL INFORMATION

ITEM 1 -  FINANCIAL STATEMENTS
          Condensed Consolidated Balance Sheets -
          November 30, 1994 and August 31, 1994. . . . . . . . . . . . . . . . . .    1
          Condensed Consolidated Statements of Income -
          Three Months Ended November 30, 1994 and November 30, 1993 . . . . . . .    2
          Condensed Consolidated Statements of Cash Flows -
          Three Months Ended November 30, 1994 and November 30, 1993 . . . . . . .    3
          Notes to Condensed Consolidated Financial Statements . . . . . . . . . .    4

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . . . .    7



                             PART II - OTHER INFORMATION


ITEM 1 -  LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . . . . . .   12

ITEM 2 -  CHANGES IN SECURITIES. . . . . . . . . . . . . . . . . . . . . . . . . .   12

ITEM 3 -  DEFAULTS UPON SENIOR SECURITIES. . . . . . . . . . . . . . . . . . . . .   12

ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . . . . . .   12

ITEM 5 -  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . . . .   12

ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . . .   12

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                AMERICAN MEDICAL HOLDINGS,  INC. AND SUBSIDIARIES
              AMERICAN MEDICAL INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                     NOVEMBER 30, 1994                        AUGUST 31, 1994
                                                                --------------------------              --------------------------
                                                                   HOLDINGS        AMI                     HOLDINGS       AMI
                                                                ------------- ------------              ------------- ------------
                                                                       (UNAUDITED)
   ASSETS
   CURRENT ASSETS:
      Cash and cash equivalents                                 $    21,377   $    21,377               $    31,941   $    31,941
      Accounts receivable, net                                      167,444       167,444                   147,415       147,415
      Income taxes, net (including current portion of
         deferred income taxes)                                      15,461        15,461                    30,876        30,876
      Other current assets                                           83,411        83,411                    78,577        78,577
                                                                -----------   -----------               -----------   -----------
         Total current assets                                       287,693       287,693                   288,809       288,809
                                                                -----------   -----------               -----------   -----------
   PROPERTY AND EQUIPMENT                                         2,022,574     2,022,574                 1,971,396     1,971,396
      Less - accumulated depreciation                               540,338       540,338                   507,653       507,653
                                                                -----------   -----------               -----------   -----------
         Net property and equipment                               1,482,236     1,482,236                 1,463,743     1,463,743
                                                                -----------   -----------               -----------   -----------
   NOTES RECEIVABLE AND INVESTMENTS                                  39,978        39,978                    40,082        40,082
   COST IN EXCESS OF NET ASSETS ACQUIRED, NET                     1,153,928     1,153,928                 1,153,887     1,153,887
    OTHER ASSETS                                                     60,983        60,983                    30,026        30,026
                                                                -----------   -----------               -----------   -----------
                                                                $ 3,024,818   $ 3,024,818               $ 2,976,547   $ 2,976,547
                                                                -----------   -----------               -----------   -----------
                                                                -----------   -----------               -----------   -----------

   LIABILITIES AND SHAREHOLDERS' EQUITY
   CURRENT LIABILITIES                                          $   479,393   $   479,393               $   476,464   $   476,464
   LONG-TERM DEBT                                                 1,136,545     1,136,545                 1,130,967     1,130,967
   CONVERTIBLE SUBORDINATED DEBT                                     10,383        10,383                    10,707        10,707
   DEFERRED INCOME TAXES                                            218,651       218,651                   218,651       218,651
   OTHER DEFERRED CREDITS AND LIABILITIES                           306,290       306,290                   291,040       291,040
   COMMITMENTS AND CONTINGENCIES
   SHAREHOLDERS' EQUITY:
      Common stock                                                      776           725                       775           725
      Additional paid-in capital                                    609,887       594,286                   608,096       592,494
      Retained earnings                                             268,593       284,245                   245,547       261,199
      Adjustment for minimum pension liability                       (5,700)       (5,700)                   (5,700)       (5,700)
                                                                -----------   -----------               -----------   -----------
         Total shareholders' equity                                 873,556       873,556                   848,718       848,718
                                                                -----------   -----------               -----------   -----------
                                                                $ 3,024,818   $ 3,024,818               $ 2,976,547   $ 2,976,547
                                                                -----------   -----------               -----------   -----------
                                                                -----------   -----------               -----------   -----------

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                AMERICAN MEDICAL HOLDINGS, INC. AND SUBSIDIARIES
              AMERICAN MEDICAL INTERNATIONAL, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                  THREE MONTHS ENDED NOVEMBER 30,
                                                                ------------------------------------------------------------------
                                                                          1994                                     1993
                                                                --------------------------              --------------------------
                                                                   HOLDINGS        AMI                     HOLDINGS       AMI
                                                                ------------- ------------              ------------- ------------
   NET REVENUES                                                 $   632,211   $   632,211               $   558,217   $   558,217
   OPERATING COSTS AND EXPENSES:
      Salaries and benefits                                         236,925       236,925                   205,414       205,414
      Supplies                                                       91,791        91,791                    79,482        79,482
      Provision for uncollectible accounts                           42,122        42,122                    39,036        39,036
      Depreciation and amortization                                  41,090        41,090                    38,273        38,273
      Other operating costs                                         140,200       140,200                   126,654       126,654
                                                                -----------   -----------               -----------   -----------
        Total operating costs and expenses                          552,128       552,128                   488,859       488,859
                                                                -----------   -----------               -----------   -----------

   OPERATING INCOME                                                  80,083        80,083                    69,358        69,358
      Interest expense, net                                         (39,275)      (39,275)                  (38,848)      (38,848)
                                                                -----------   -----------               -----------   -----------
   INCOME BEFORE TAXES AND MINORITY EQUITY
        INTEREST                                                     40,808        40,808                    30,510        30,510
      Provision for income taxes                                    (17,100)      (17,100)                  (12,900)      (12,900)
                                                                -----------   -----------               -----------   -----------

   NET INCOME BEFORE MINORITY EQUITY INTEREST                        23,708        23,708                    17,610        17,610
      Minority equity interest                                         (662)         (662)                   (1,097)       (1,097)
                                                                -----------   -----------               -----------   -----------

   NET INCOME                                                   $    23,046   $    23,046               $    16,513   $    16,513
                                                                -----------   -----------               -----------   -----------
                                                                -----------   -----------               -----------   -----------

   PER SHARE DATA:
   Net income per common and
        common equivalent share                                 $      0.30           N/A               $      0.21           N/A
                                                                -----------                             -----------
                                                                -----------                             -----------

   Shares used for computation of
        net income per share                                         77,567           N/A                    76,938           N/A
                                                                -----------                             -----------
                                                                -----------                             -----------



     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                AMERICAN MEDICAL HOLDINGS, INC. AND SUBSIDIARIES
              AMERICAN MEDICAL INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                  THREE MONTHS ENDED NOVEMBER 30,
                                                                ------------------------------------------------------------------
                                                                          1994                                     1993
                                                                --------------------------              --------------------------
                                                                   HOLDINGS        AMI                     HOLDINGS       AMI
                                                                ------------- ------------              ------------- ------------
   CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                $    23,046   $    23,046               $    16,513   $    16,513
      Adjustments to reconcile to net cash
         provided by operating activities:
         Depreciation and amortization                               41,090        41,090                    38,273        38,273
         Amortization of debt discount, deferred
            financing costs and non-cash interest                    12,348        12,348                    12,481        12,481
         Change in working capital                                  (21,843)      (21,843)                  (11,925)      (11,925)
         Other                                                        1,090         1,090                       129           129
                                                                -----------   -----------               -----------   -----------

   NET CASH PROVIDED BY OPERATING ACTIVITIES                         55,731        55,731                    55,471        55,471
                                                                -----------   -----------               -----------   -----------

   CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments on debt                                               (3,748)       (3,748)                  (31,507)      (31,507)
      Revolving credit facility                                      (4,000)       (4,000)                  (28,000)      (28,000)
      Other                                                           1,240         1,240                     1,008         1,008
                                                                -----------   -----------               -----------   -----------

   NET CASH USED IN FINANCING ACTIVITIES                             (6,508)       (6,508)                  (58,499)      (58,499)
                                                                -----------   -----------               -----------   -----------

   CASH FLOWS FROM INVESTING ACTIVITIES:
      Property and equipment additions                              (30,662)      (30,662)                  (27,093)      (27,093)
      Acquisitions                                                  (18,209)      (18,209)                        -             -
      Decrease (increase) in other assets                           (14,054)      (14,054)                    1,251         1,251
      Additions in notes receivable and
         investments                                                 (2,023)       (2,023)                   (1,773)       (1,773)
      Decrease in notes receivable and
         investments                                                  4,524         4,524                     1,453         1,453
      Other                                                             637           637                    (1,506)       (1,506)
                                                                -----------   -----------               -----------   -----------
   NET CASH USED IN INVESTING ACTIVITIES                            (59,787)      (59,787)                  (27,668)      (27,668)
                                                                -----------   -----------               -----------   -----------

   DECREASE IN CASH AND CASH EQUIVALENTS                            (10,564)      (10,564)                  (30,696)      (30,696)
   Cash and cash equivalents, beginning of period                    31,941        31,941                    44,335        44,335
                                                                -----------   -----------               -----------   -----------
   CASH AND CASH EQUIVALENTS, END OF PERIOD                     $    21,377   $    21,377               $    13,639   $    13,639
                                                                -----------   -----------               -----------   -----------
                                                                -----------   -----------               -----------   -----------


     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                AMERICAN MEDICAL HOLDINGS, INC. AND SUBSIDIARIES
              AMERICAN MEDICAL INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     American Medical Holdings, Inc. ("Holdings") was organized in July 1989 to acquire American Medical International, Inc. ("AMI" and, together with Holdings, the "Company"). As a result of this acquisition, Holdings is the owner of all of the outstanding shares of common stock of AMI.

     The accompanying unaudited condensed consolidated financial statements include the accounts of Holdings, AMI and all majority owned subsidiary companies and have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation, have been included in the accompanying interim financial statements. The condensed consolidated balance sheet as of August 31, 1994, was derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to the prior period's financial statements to be consistent with the current year presentation. For additional disclosure, refer to Holdings' and AMI's Annual Report on Form 10-K for the year ended August 31, 1994.

2.   PLAN OF MERGER

     On October 10, 1994, Holdings, National Medical Enterprises, Inc. a Nevada corporation ("NME") and a wholly-owned subsidiary of NME ("Merger Sub"), executed an agreement and plan of merger (the "Merger Agreement"). Pursuant to the Merger Agreement, Merger Sub will merge with and into Holdings (the "Merger"). As a result of the Merger, Holdings will become a wholly-owned subsidiary of NME and the combined company will be the second-largest healthcare services company in the nation. Under terms of the Merger Agreement each outstanding share of common stock of Holdings, par value $0.01 per share, will be converted into the right to receive (i) $19.00 in cash, if the closing occurs on or before March 31, 1995, and $19.25 thereafter and (ii) 0.42 of a newly issued share of NME common stock. Under the Merger Agreement, Holdings will pay a special dividend of $0.10 per share before the effective date of the Merger. Approximately 50% of the Company's indebtedness contains put provisions whereby the holders of such debt have the right to require repayment following a change of control of the Company. The transaction has been approved by shareholders of approximately 61.4% of Holdings' outstanding shares of common stock and, therefore, further action by Holdings' shareholders is not required. The transaction is currently anticipated to close in the first quarter of calendar 1995.

3.   ACQUISITIONS

     On September 1, 1994, a limited partnership, of which a wholly-owned subsidiary of AMI is general partner, acquired Hilton Head Hospital in Hilton Head, South Carolina containing 68 licensed beds. In connection with the Company's efforts to re-establish a presence in Europe, in September 1994, the Company entered into a joint venture agreement with a community organization (the "Burgergemeinde") located in Cham, Canton Zug, Switzerland. The joint venture is owned 90% by the Company and 10% by the Burgergemeinde. Under the terms of the transaction, the Company has entered into a long term lease for the land where the existing hospital is located and will renovate and remodel the existing acute care facility, construct a new 56 bed acute care wing and convert an existing structure into a medical office building. In addition, the Company plans to contract to provide management, food, physical therapy and rehabilitation services to the hospital, an on-site nursing home and an affiliated retirement community.

                AMERICAN MEDICAL HOLDINGS, INC. AND SUBSIDIARIES
              AMERICAN MEDICAL INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4.   ACCOUNTS RECEIVABLE

     As of November 30, 1994, and August 31, 1994, Holdings and AMI had reserves for uncollectible receivables of $100.0 million and $98.6 million, respectively.

5.   COST IN EXCESS OF NET ASSETS ACQUIRED

     Cost in excess of net assets acquired is amortized over 40 years. Holdings' and AMI's cumulative amortization of cost in excess of net assets acquired as of November 30, 1994 and August 31, 1994, was $165.3 million and
$157.2 million, respectively.   Amortization of cost in excess of net assets
acquired for Holdings and AMI was $8.1 million and $8.0 million for the three months ended November 30, 1994 and 1993, respectively.

6.   LONG-TERM DEBT

     As of November 30, 1994, $262.0 million was outstanding under the Company's $600 million revolving credit facility which expires in September 1999 and
presently accrues interest at 6.5%.   In addition, as of November 30, 1994
$34.8 million in letters of credit were issued thereunder.

     AMI has entered into swap agreements which hedge any foreign currency gains or losses on the Company's L37 million senior notes due February 1995, face amount $62.7 million at an interest rate of 8.0%, and the SFr.78 million bonds due March 1996, face amount $52.4 million at an interest rate of 5.15%. Such swap agreements are through the date of maturity of such debt and include the face amount of each such debt and the fixed interest rate thereof stated. At November 30, 1994 no loss would be recognized if the counter parties to these swap agreements failed to perform their obligations.

7.   COMMITMENTS AND CONTINGENCIES

     Holdings and AMI are subject to claims and suits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of all pending legal proceedings will not have a material adverse effect on the business, results of operations, cash flows or financial condition of Holdings or AMI.

8.   CAPITAL STOCK

     As of November 30, 1994, Holdings had 200 million shares of $0.01 par value common stock authorized. Of such shares, 77,622,233 and 77,491,000 were outstanding as of November 30, 1994, and August 31, 1994, respectively. As of November 30, 1994, Holdings had five million shares of $0.01 par value of Preferred Stock authorized, of which none were outstanding.

     Holdings is the owner of all outstanding shares of common stock of AMI. As of November 30, 1994, and August 31, 1994, AMI had 200 million shares of $0.01 par value common stock authorized of which 72,481,000 shares were outstanding.

                AMERICAN MEDICAL HOLDINGS, INC. AND SUBSIDIARIES
              AMERICAN MEDICAL INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

9.   NET REVENUES

     The Company's sources of revenues are primarily provided from patient services and are presented net of reserves to recognize the difference between the hospitals' established billing rates for covered services and the amount paid by third party or private payers. Patient revenues received under government and privately sponsored insurance programs are based on cost as defined under the programs or at predetermined rates based upon the diagnosis, plus capital costs, return on equity, and other adjustments rather than customary charges. Adjustments are recorded in the period services are rendered based on estimated amounts to be reimbursed and contract interpretations, however, such adjustments are generally subject to final audit and settlement. Net revenues include adjustments for the three months ended November 30, 1994 and 1993 of $576.3 million, and $490.6 million, respectively. In management's opinion, the reserves established are adequate to cover the ultimate liabilities that may result from final settlements.

     Net revenues from Medicare/Medicaid programs represented 44% and 40% of total net revenues for the three months ended November 30, 1994 and 1993, respectively. The Company's net revenues from contracted business represented 25% and 26% of total net revenues for the three months ended November 30, 1994 and 1993, respectively.

10.  MINORITY EQUITY INTEREST

     Minority equity interest expense of $1.1 million and $1.8 million for the three months ended November 30, 1994 and 1993, respectively, is presented net of income taxes in the accompanying condensed consolidated statements of income.

11. SUPPLEMENTAL CASH FLOW INFORMATION

     The Company paid income taxes (net of refunds) of $1.3 million and $0.6 million for the three months ended November 30, 1994 and 1993, respectively.
The Company paid interest (net of capitalized costs) for the three months ended November 30, 1994 and 1993 of $19.9 million and $19.3 million, respectively. Capitalized interest costs were $0.4 million and $0.6 million for the three months ended November 30, 1994 and 1993, respectively. Interest income was $0.6 million and $0.8 million for the three months ended November 30, 1994 and 1993.

     In conjunction with the acquisition of Hilton Head Hospital in September 1994 by a limited partnership, of which a wholly-owned subsidiary of AMI is general partner, the Company recorded net assets of $14.6 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents at November 30, 1994 were $21.4 million compared to $31.9 million at August 31, 1994. The decrease of $10.5 million was primarily due to the acquisition of facilities during the period. The working capital deficit at November 30, 1994 of $191.7 million was comparable to the deficit of $187.6 million at August 31, 1994. Accounts receivable of $167.4 million at November 30, 1994 increased $20.0 million from $147.4 million at August 31, 1994 while the income tax receivable decreased $15.4 million to $15.5 million at November 30, 1994 from $30.9 million at August
31, 1994.   The addition of a hospital, growth in net revenues, and a decrease in the amount of receivables collected during the period were the primary components of the increase in accounts receivable at November 30, 1994. The decrease in the income tax receivable is primarily due to the current income tax provision. Current liabilities at November 30, 1994 of $479.4 million
remained relatively  the same as the same period a year ago.   Cash provided by
operating activities of $55.7 million for the three months ended November 30, 1994 was comparable to $55.5 million for the same period a year ago. The funding of the Company's pension plan assets and acquisition related transactions resulted in other long term assets of $61.0 million at November 30, 1994 compared to $30.0 million at August 31, 1994.

     The Company invested $30.7 million in capital expenditures (excluding acquisitions) for the three months ended November 30, 1994, compared to $27.1 million for the three months ended November 30, 1993. Capital expenditures made by the Company and construction commitments outstanding of approximately $42.0 million are for the expansion and renovations of facilities to accommodate new inpatient and outpatient programs and to further develop certain lines of business, including home health, surgery centers and physician practices. The Company intends to continue to invest in new and existing operations within the healthcare industry.

     Cash of $18.2 million was used during the three months ended November 30, 1994 for the acquisition of healthcare related facilities and an investment in a limited partnership, of which a wholly-owned subsidiary of AMI is general partner, which acquired a hospital in Hilton Head, South Carolina. Through its subsidiaries AMI owns 70% of the limited partnership. In connection with the Company's efforts to re-establish a presence in Europe, in September 1994 the Company entered into a joint venture agreement with a community organization (the "Burgergemeinde") located in Cham, Canton Zug, Switzerland. The joint venture is owned 90% by the Company and 10% by the Burgergemeinde. Under the terms of the transaction, the Company will enter into a long term lease for the land where the existing hospital is located and will then construct a new 56 bed acute care wing, convert an existing structure into a medical office building and renovate and remodel the existing acute care facility. In addition, the Company plans to contract to provide management, food, physical therapy and rehabilitation services to the hospital, an on-site nursing home and an affiliated retirement community.

      The Company repaid (excluding repayments on the revolving credit facility) $3.7 million of long-term debt during the three months ended November 30, 1994 from cash provided by operating activities and short-term cash investments. The amount outstanding under the Company's $600 million revolving credit facility at November 30, 1994 was $262.0 million, a decrease of $4.0 million from $266.0 million at August 31, 1994.

     Management believes that sufficient funds will be generated from operations, augmented by borrowings under the revolving credit facility, to finance operations, capital expenditures and service debt. Scheduled principal payments, excluding amounts that may become due on the revolving credit facility, will be $155.8 million in the remainder of fiscal 1995, $57.1 million in fiscal 1996, $182.2 million in fiscal 1997, $2.3 million in fiscal 1998, $2.6 million in fiscal 1999, and $26.9 million in fiscal 2000.

     The terms of certain indebtedness of the Company impose operating and financial restrictions requiring the Company to maintain certain financial ratios and restrict the Company's ability to incur additional indebtedness and enter into leases and guarantees of debt; to make capital expenditures; to make loans and investments; to pay dividends or repurchase shares of stock; to repurchase, retire or refinance indebtedness prior to maturity; and to purchase or sell assets. The Company has pledged the capital stock of certain direct (first tier) subsidiaries as security for its obligations under the revolving credit facility and certain other senior indebtedness. In addition, the Company has granted a security interest in its accounts receivable as security for its obligations under the revolving credit facility. Management believes that the Company is currently in compliance with all material covenants and restrictions contained in all financing agreements.

RESULTS OF OPERATIONS

     AMI's results of operations are the same as that of the Company's; therefore, separate results of operations and a discussion and analysis for AMI are not presented. The following table summarizes certain consolidated results of the Company (dollars in millions):


                                                                Three Months Ended November 30,
                                                       -------------------------------------------------
                                                                1994                       1993
                                                       ----------------------      ---------------------

                                                                     % of Net                   % of Net
                                                                     Revenues                   Revenues
                                                                     --------                   --------
NET REVENUES                                            $  632        100.0%       $  558        100.0%
                                                        ------        ------       ------        ------

OPERATING COSTS AND EXPENSES
   Salaries and benefits                                   237         37.5           205         36.8
   Supplies                                                 92         14.5            80         14.2
   Provision for uncollectible accounts                     42          6.6            39          7.0
   Depreciation and amortization                            41          6.5            38          6.9
   Other operating costs                                   140         22.2           126         22.7
                                                        ------        -----        ------        -----
      Total operating costs and expenses                   552         87.3           488         87.6
                                                        ------        -----        ------        -----

OPERATING INCOME                                            80         12.7            70         12.4
   Interest expense, net                                   (39)        (6.2)          (39)        (6.9)
                                                        ------        -----        ------        -----

INCOME BEFORE TAXES AND MINORITY EQUITY INTEREST            41          6.5            31          5.5
   Provision for income taxes                              (17)        (2.7)          (13)        (2.3)
                                                        ------        -----        ------        -----

INCOME BEFORE MINORITY EQUITY INTEREST                      24          3.8            18          3.2
   Minority equity interest                                 (1)        (0.2)           (1)        (0.2)
                                                        ------        -----        ------        -----

NET INCOME                                              $   23          3.6%       $   17          3.0%
                                                        ------        ------       ------        ------
                                                        ------        ------       ------        ------



     The following table sets forth certain operating statistics of the Company's hospitals for the three months ended November 30, 1994 and 1993:



OPERATING STATISTICS (1):             1994           1993
                                   ----------     ----------
Admissions                            62,567         57,355
Equivalent Admissions (2)             88,028         78,852
Outpatient Visits                    651,725        510,789
Outpatient Surgeries                  34,635         29,916
Patient days                         376,198        331,827
Equivalent patient days (2)          518,036        449,966
Licensed beds occupancy rate            45.9%          44.8%
Licensed beds at end of period         9,002          8,131
- ------------------------------

(1) Represents statistics for hospitals only and has not been adjusted to include statistics for related healthcare entities.
(2) Represents actual admissions/patient days as adjusted to include outpatient and emergency room services by adding to actual admissions/patient days an amount derived by dividing outpatient and emergency room revenue by inpatient revenue per admission/patient days.

     The results of operations for the three months ended November 30, 1994 include the results of operations of Saint Francis Hospital and Hilton Head Hospital which were acquired May 1, 1994 and September 1, 1994, respectively, and therefore, are not included in the results of operations for the three months ended November 30, 1993. For the three months ended November 30, 1994, Saint Francis Hospital and Hilton Head Hospital contributed approximately 60% of the increase in net revenues and operating expenses over the same period of the prior year. Operating expenses as a percentage of net revenues decreased to 87.3% for the three months ended November 30, 1994 compared to 87.6% for the three months ended November 30, 1993. The Company's adherence to cost management combined with the increase in net revenues resulted in an operating margin of 12.7% for the three months ended November 30, 1994 as compared to 12.4% for the three months ended November 30, 1993.

     While the additional revenues recognized from the acquisition of two hospitals contributed primarily to the growth in the reported net revenues and volume, the Company's historical hospitals experienced an increase in net revenues from growth in volume, primarily in outpatient care from existing services and the expansion of such services, and general price increases passed on for patient care services. The growth in outpatient volume of 26.9% recognized from November 30, 1994 compared to November 30, 1993 resulted in net revenues from outpatient services accounting for 31.0% of the Company's net patient revenues for the three months ended November 30, 1994 while such net revenues were 29.9% for the three months ended November 30, 1993. Net revenues derived from Medicare/Medicaid programs are a significant portion of the Company's net revenues, comprising 44.1% of the Company's net revenues for the three months ended November 30, 1994. This portion of the Company's net revenues has increased when compared to the three months ended November 30, 1993 (40.3% of net revenues) as an increasing portion of the population continues to qualify for coverage under such programs and as a result of the impact of the payer mix of the two additional hospitals. Net revenues derived from non-contracted sources for the three months ended November 30, 1994 and 1993 were 27.2% and 30.9% of net revenues, respectively. Net revenues derived from contracted sources for the three months ended November 30, 1994 and 1993 were 24.9% and 25.6% of net revenues, respectively. This decline in net revenues from contracted sources is mainly due to the impact of the two hospitals acquired, which have a greater portion of their respective volume and therefore net revenues being derived from Medicare/Medicaid programs. Net revenues from other sources for the three months ended November 30, 1994 and 1993 contributed 3.8% and 3.2%, respectively to the Company's net revenues.

     The tax provision for the three months ended November 30, 1994 and 1993 is greater than that which would occur using the Company's marginal tax rate against its income before taxes and minority equity interest, due in large part to the amortization of cost in excess of net assets acquired not being deductible for tax provision purposes.

     A significant portion of the Company's operating costs and expenses are subject to inflationary increases. Since the healthcare industry is labor intensive, salaries and benefits are continually affected by inflation. The Company's ability to pass on a certain portion of the increased costs associated with providing healthcare to Medicare/Medicaid patients may be limited by existing government reimbursement programs for healthcare services unless the federal and state governments correspondingly increase the rates of payments under these programs. Although the Company cannot predict its ability to continue to cover future cost increases, management believes that through the continued adherence to its cost containment programs, labor management and reasonable price increases, inflation is not expected to have a material adverse effect on operating margins.

     Healthcare reform proposals have been introduced in Congress and in state legislatures that could effect changes in the healthcare delivery system, either at the national or state level. Among the proposals considered by such legislatures are healthcare coverage for an increasing percentage of the U.S. population, cost controls on healthcare providers, insurance market reforms to increase the availability of group health insurance to small businesses, requirements that all businesses offer health insurance coverage to their employees, and the creation of a single government health insurance plan (to reduce administrative costs) that would cover all citizens.

Although none of these proposals have been adopted, a broad range of both similar and more comprehensive healthcare reform is likely to be considered at the state level. Management believes that some form of federal healthcare reform may occur; however, until such reform is finalized, management cannot predict which proposals will be adopted, if any, and until adopted the impact of any such proposals on the Company's business, results of operations, cash flows or financial condition.

                           PART II.  OTHER INFORMATION



ITEM 1.   LEGAL PROCEEDINGS

          No material developments in the Company's legal proceedings have occurred since the reporting of legal proceedings in the Company's Annual Report on Form 10-K for the year ended August 31, 1994.

ITEM 2.   CHANGES IN SECURITIES

          Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

ITEM 5.   OTHER INFORMATION

          Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBITS

               11 Computations of earnings per share.

               27.1 Financial data schedule for American Medical Holdings, Inc.

               27.2 Financial data schedule for American Medical International,
                    Inc.

          (b)  REPORTS ON FORM 8-K

               None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

                            AMERICAN MEDICAL HOLDINGS, INC.
Date: January 13, 1995
                            By:          ALAN J. CHAMISON
                                ---------------------------------------
                                     Alan J. Chamison
                            Executive Vice President and Chief Financial Officer


Date: January 13, 1995
                            By:              BARY G. BAILEY
                                ---------------------------------------
                                     Bary G. Bailey
                                Vice President and Controller


                            AMERICAN MEDICAL INTERNATIONAL, INC.

Date: January 13, 1995
                            By:          ALAN J. CHAMISON
                                ---------------------------------------
                                     Alan J. Chamison
                            Executive Vice President and Chief Financial Officer


Date: January 13, 1995
                            By:               BARY G. BAILEY
                                ---------------------------------------
                                      Bary G. Bailey
                                Vice President and Controller