Form 10-Q
period 1995-02-28
AMERICAN MEDICAL HOLDINGS INC; AMERICAN MEDICAL INTERNATIONAL INC /DE/
filed 1995-04-14
CIK 861439, 312655

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)
/X/        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1995

                                      OR

/ /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to _______

                       AMERICAN MEDICAL HOLDINGS, INC.
            (Exact name of registrant as specified in its charter)

     Delaware                      1-10511                     13-3527632
 (State or other          (Commission file number)           (I.R.S. Employer
 jurisdiction of                                            Identification No.)
incorporation or
  organization)

                     AMERICAN MEDICAL INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)

     Delaware                      1-7612                      95-2111054
 (State or other          (Commission file number)           (I.R.S. Employer
 jurisdiction of                                            Identification No.)
incorporation or
  organization)

14001 N. Dallas Parkway, Dallas, Texas                        75240
(Address of principal executive offices)                      (Zip code)

                                (214) 789-2200
             (Registrants' telephone number, including area code)


     Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. American Medical Holdings, Inc. Yes X No_. American Medical International, Inc. Yes X No _.

     As of February 28, 1995, there were 77,660,133 shares of American Medical Holdings, Inc. Common Stock, $.01 par value outstanding.

     All shares of Common Stock, $.01 par value, of American Medical International, Inc. are held by American Medical Holdings, Inc.

             AMERICAN MEDICAL HOLDINGS, INC. AND SUBSIDIARIES
           AMERICAN MEDICAL INTERNATIONAL, INC. AND SUBSIDIARIES


                             TABLE OF CONTENTS

                      PART I - FINANCIAL INFORMATION

ITEM 1 -  FINANCIAL STATEMENTS
          Condensed Consolidated Balance Sheets -
          February 28, 1995 and August 31, 1994 ..........................   1
          Condensed Consolidated Statements of Operations -
          Three Months Ended February 28, 1995 and February 28, 1994 .....   2
          Condensed Consolidated Statements of Operations -
          Six Months Ended February 28, 1995 and February 28, 1994 .......   3
          Condensed Consolidated Statements of Cash Flows -
          Six Months Ended February 28, 1995 and February 28, 1994 .......   4
          Notes to Condensed Consolidated Financial Statements ...........   5

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS ..................   8


                        PART II - OTHER INFORMATION

ITEM 1 -  LEGAL PROCEEDINGS ..............................................  13

ITEM 2 -  CHANGES IN SECURITIES ..........................................  13

ITEM 3 -  DEFAULTS UPON SENIOR SECURITIES ................................  13

ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ............  13

ITEM 5 -  OTHER INFORMATION ..............................................  13

ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K ...............................  13

          SIGNATURES .....................................................  14

                      PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

             AMERICAN MEDICAL HOLDINGS, INC. AND SUBSIDIARIES
           AMERICAN MEDICAL INTERNATIONAL, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (IN THOUSANDS)

                                         FEBRUARY 28, 1995       AUGUST 31, 1994
                                      ----------------------  ----------------------
                                       HOLDINGS       AMI      HOLDINGS       AMI
                                      ----------  ----------  ----------  ----------
                                           (UNAUDITED)
ASSETS
  CURRENT ASSETS:
     Cash and cash equivalents        $   89,433  $   89,433  $   31,941  $   31,941
     Accounts receivable, net            195,707     195,707     147,415     147,415
     Income taxes, net (including
      current portion of deferred
      income taxes)                       15,325      15,325      30,876      30,876
     Other current assets                 81,018      81,018      78,577      78,577
                                      ----------  ----------  ----------  ----------
      Total current assets               381,483     381,483     288,809     288,809
                                      ----------  ----------  ----------  ----------
  PROPERTY AND EQUIPMENT               2,060,285   2,060,285   1,971,396   1,971,396
     Less - accumulated depreciation     569,282     569,282     507,653     507,653
                                      ----------  ----------  ----------  ----------
     Net property and equipment        1,491,003   1,491,003   1,463,743   1,463,743
                                      ----------  ----------  ----------  ----------
  NOTES RECEIVABLE AND INVESTMENTS        37,362      37,362      40,082      40,082
  COST IN EXCESS OF NET ASSETS
   ACQUIRED, NET                       1,152,300   1,152,300   1,153,887   1,153,887
  OTHER ASSETS                            60,202      60,202      30,026      30,026
                                      ----------  ----------  ----------  ----------
                                      $3,122,350  $3,122,350  $2,976,547  $2,976,547
                                      ==========  ==========  ==========  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES                   $  428,526  $  428,526  $  476,464  $  476,464
LONG-TERM DEBT                         1,321,069   1,321,069   1,130,967   1,130,967
CONVERTIBLE SUBORDINATED DEBT             10,456      10,456      10,707      10,707
DEFERRED INCOME TAXES                    211,452     211,452     218,651     218,651
OTHER DEFERRED CREDITS AND LIABILITIES   309,296     309,296     291,040     291,040
COMMITMENTS AND CONTINGENCIES
  SHAREHOLDERS' EQUITY:
     Common stock                            777         725         775         725
     Additional paid-in capital          610,346     594,746     608,096     592,494
     Retained earnings                   235,999     251,651     245,547     261,199
     Adjustment for minimum
      pension liability                   (5,700)     (5,700)     (5,700)     (5,700)
     Translation Adjustment                  129         129           -           -
                                      ----------  ----------  ----------  ----------
      Total shareholders' equity         841,551     841,551     848,718     848,718
                                      ----------  ----------  ----------  ----------
                                      $3,122,350  $3,122,350  $2,976,547  $2,976,547
                                      ==========  ==========  ==========  ==========

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

             AMERICAN MEDICAL HOLDINGS, INC. AND SUBSIDIARIES
           AMERICAN MEDICAL INTERNATIONAL, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                (UNAUDITED)

                                                  THREE MONTHS ENDED FEBRUARY 28,
                                              -----------------------------------------
                                                      1995                 1994
                                              -------------------   -------------------
                                              HOLDINGS     AMI      HOLDINGS     AMI
                                              --------   --------   --------   --------
  NET REVENUES                                $667,923   $667,923   $583,339   $583,339
  OPERATING COSTS AND EXPENSES:

     Salaries and benefits                     245,263    245,263    210,390    210,390
     Supplies                                   96,411     96,411     83,130     83,130
     Provision for uncollectible accounts       48,962     48,962     38,281     38,281
     Depreciation and amortization              41,375     41,375     38,689     38,689
     Merger costs                               73,900     73,900          -          -
     Other operating costs                     140,777    140,777    131,049    131,049
                                              --------   --------   --------   --------
       Total operating costs and expenses      646,688    646,688    501,539    501,539
                                              --------   --------   --------   --------

  OPERATING INCOME                              21,235     21,235     81,800     81,800
     Interest expense, net                     (39,150)   (39,150)   (38,092)   (38,092)
                                              --------   --------   --------   --------

  INCOME (LOSS) BEFORE TAXES AND MINORITY
       EQUITY INTEREST                         (17,915)   (17,915)    43,708     43,708
     Provision for income taxes                 (6,000)    (6,000)   (18,500)   (18,500)
                                              --------   --------   --------   --------

  NET INCOME (LOSS) BEFORE MINORITY EQUITY
       INTEREST                                (23,915)   (23,915)    25,208     25,208
     Minority equity interest                     (924)      (924)      (931)      (931)
                                              --------   --------   --------   --------

  NET INCOME (LOSS)                           $(24,839)  $(24,839)  $ 24,277   $ 24,277
                                              ========   ========   ========   ========

  PER SHARE DATA:

  Net income (loss) per common and
       common equivalent share                $  (0.32)       N/A   $   0.32        N/A
                                              ========              ========

  Shares used for computation of
       net income (loss) per share              77,647        N/A     77,058        N/A
                                              ========              ========


     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

             AMERICAN MEDICAL HOLDINGS, INC. AND SUBSIDIARIES
           AMERICAN MEDICAL INTERNATIONAL, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                (UNAUDITED)


                                                  SIX MONTHS ENDED FEBRUARY 28,
                                         -------------------------------------------------
                                                  1995                       1994
                                         -----------------------   -----------------------
                                          HOLDINGS       AMI        HOLDINGS       AMI
                                         ----------   ----------   ----------   ----------
 NET REVENUES                            $1,300,134   $1,300,134   $1,141,556   $1,141,556
 OPERATING COSTS AND EXPENSES:
  Salaries and benefits                     482,188      482,188      415,804      415,804
  Supplies                                  188,202      188,202      162,612      162,612
  Provision for uncollectible accounts       91,084       91,084       77,317       77,317
  Depreciation and amortization              82,465       82,465       76,962       76,962
  Merger costs                               73,900       73,900            -            -
  Other operating costs                     280,977      280,977      257,703      257,703
                                         ----------   ----------   ----------   ----------
   Total operating costs and expenses     1,198,816    1,198,816      990,398      990,398
                                         ----------   ----------   ----------   ----------

 OPERATING INCOME                           101,318      101,318      151,158      151,158
   Interest expense, net                    (78,425)     (78,425)     (76,940)     (76,940)
                                         ----------   ----------   ----------   ----------
 INCOME BEFORE TAXES AND MINORITY EQUITY
  INTEREST                                   22,893       22,893       74,218       74,218
  Provision for income taxes                (23,100)     (23,100)     (31,400)     (31,400)
                                         ----------   ----------   ----------   ----------
 NET INCOME (LOSS) BEFORE MINORITY
  EQUITY INTEREST                              (207)        (207)      42,818       42,818
  Minority equity interest                   (1,586)      (1,586)      (2,028)      (2,028)
                                         ----------   ----------   ----------   ----------
 NET INCOME (LOSS)                       $   (1,793)  $   (1,793)  $   40,790   $   40,790
                                         ==========   ==========   ==========   ==========

 PER SHARE DATA:

 Net income (loss) per common and
  common equivalent share                $    (0.02)         N/A   $     0.53          N/A
                                         ==========                ==========
 Shares used for computation of net
  income (loss) per share                    77,607          N/A       76,998          N/A
                                         ==========                ==========






     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

             AMERICAN MEDICAL HOLDINGS, INC. AND SUBSIDIARIES
           AMERICAN MEDICAL INTERNATIONAL, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (IN THOUSANDS)
                                (UNAUDITED)


                                                      SIX MONTHS ENDED FEBRUARY 28,
                                             -------------------------------------------
                                                      1995                    1994
                                             ----------------------   ------------------

                                              HOLDINGS      AMI      HOLDINGS      AMI
                                             ---------   ---------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                           $  (1,793)  $  (1,793)  $ 40,790   $ 40,790
 Adjustments to reconcile to net cash
  provided by operating activities:
  Merger costs                                  73,900      73,900          -          -
  Depreciation and amortization                 82,465      82,465     76,962     76,962
  Deferred income taxes                         (7,200)     (7,200)         -          -
  Amortization of debt discount, deferred
   financing costs and non-cash interest        25,264      25,264     24,716     24,716
  Change in working capital                    (18,943)    (18,943)   (33,706)   (33,706)
  (Increase) decrease in other liabilities       5,222       5,222    (10,274)   (10,274)
  Other                                         (6,654)     (6,654)      (761)      (761)
                                             ---------   ---------   --------   --------
NET CASH PROVIDED BY OPERATING ACTIVITIES      152,261     152,261     97,727     97,727
                                             ---------   ---------   --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments on debt                             (154,507)   (154,507)   (32,509)   (32,509)
 Revolving credit facility                     172,000     172,000    (29,000)   (29,000)
 Cash dividends                                 (7,755)     (7,755)         -          -
 Other                                           2,116       2,116      1,990      1,990
                                             ---------   ---------   --------   --------
NET CASH PROVIDED BY (USED IN) FINANCING
 ACTIVITIES                                     11,854      11,854    (59,519)   (59,519)
                                             ---------   ---------   --------   --------


CASH FLOWS FROM INVESTING ACTIVITIES:
 Property and equipment additions              (72,193)    (72,193)   (53,707)   (53,707)
 Acquisitions                                  (23,151)    (23,151)         -          -
 Increase in other assets                      (17,240)    (17,240)    (3,441)    (3,441)
 Increase in notes receivable and
  investments                                   (3,468)     (3,468)    (3,339)    (3,339)
 Decrease in notes receivable and
  investments                                   10,802      10,802      4,772      4,772
 Other                                          (1,373)     (1,373)     1,710      1,710
                                             ---------   ---------   --------   --------
NET CASH USED IN INVESTING ACTIVITIES         (106,623)   (106,623)   (54,005)   (54,005)
                                             ---------   ---------   --------   --------

INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                    57,492      57,492    (15,797)   (15,797)
Cash and cash equivalents, beginning of
 period                                         31,941      31,941     44,335     44,335
                                             ---------   ---------   --------   --------
CASH AND CASH EQUIVALENTS, END OF PERIOD     $  89,433   $  89,433   $ 28,538   $ 28,538
                                             =========   =========   ========   ========



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

2.   MERGER OF THE COMPANY AND NATIONAL MEDICAL ENTERPRISES, INC.

 On October 10, 1994, Holdings, National Medical Enterprises, Inc. a Nevada corporation ("NME") and a wholly-owned subsidiary of NME executed an agreement and plan of merger (the "Merger Agreement"). On March 1, 1995, under terms of the Merger Agreement, NME acquired all of the outstanding shares of common stock of Holdings for approximately $1.5 billion in cash and approximately 33.2 million shares of NME's common stock valued at approximately $489 million. The shares of NME's common stock include the buyout of employee stock options which were issued to certain of the Company's executives and shares issuable upon the conversion of the 9 1/2% convertible subordinated debentures, due 2001. On February 28, 1995 Holdings, under terms of the Merger Agreement paid a special dividend of $0.10 per share to stockholders of record on February 10, 1995. As a result of the Merger, Holdings became a wholly-owned subsidiary of NME and as of March 1, 1995, the combined company began doing business as Tenet Healthcare Corporation, Inc. ("Tenet"). Tenet is the second-largest healthcare services company in the nation. The Merger was approved by shareholders owning approximately 61.4% of Holdings' outstanding shares of common stock and, therefore, further action by Holdings' shareholders was not required. (See
Note 5 for a discussion of debt repayments by NME.)

 In connection with the Merger, the Company incurred non-recurring merger costs of approximately $73.9 million ($55.2 million, net of tax), principally related to the buyout of employee stock options, employee benefit costs and professional fees.

3.   ACCOUNTS RECEIVABLE

 As of February 28, 1995, and August 31, 1994, Holdings and AMI had reserves for uncollectible receivables of $104.9 million and $98.6 million, respectively.

4.   COST IN EXCESS OF NET ASSETS ACQUIRED

 Cost in excess of net assets acquired is amortized over 40 years. Holdings' and AMI's cumulative amortization of cost in excess of net assets acquired as of February 28, 1995 and August 31, 1994, was $173.5 million and

              AMERICAN MEDICAL HOLDINGS, INC. AND SUBSIDIARIES
           AMERICAN MEDICAL INTERNATIONAL, INC. AND SUBSIDIARIES

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                (UNAUDITED)

4.   COST IN EXCESS OF NET ASSETS ACQUIRED (CONTINUED)

$157.2 million, respectively.   Amortization of cost in excess of net assets
acquired for Holdings and AMI was $8.2 million and $8.0 million for the three months ended February 28, 1995 and 1994, respectively. Amortization of cost in excess of net assets acquired for Holdings and AMI was $16.3 million and $16.0 million for the six months ended February 28, 1995 and 1994, respectively.

5.   LONG-TERM DEBT

 As of February 28, 1995, $438.0 million was outstanding under the Company's $600 million revolving credit facility which expires in September 1999 and presently accrues interest at 8.03%. In addition, as of February 28, 1995 $31.8 million in letters of credit were issued thereunder.

 In connection with the Merger, and subsequent to February 28, 1995, Tenet repaid approximately $1.2 billion of the Company's outstanding indebtedness as of April 3, 1995. Repayments made by Tenet on the principal amount of the Company's outstanding indebtedness are summarized as follows (in thousands):


   $600 million Revolving Credit Facility                           $ 438,000
   11 1/4% Senior notes, due 1995                                      47,793
   11% Senior notes, due 2000                                          98,110
   6 1/2% Swiss franc/dollar dual currency senior notes, due 1997      58,418
   5% Swiss franc bonds, due 1996                                      45,391
   Zero Coupon Guaranteed Bonds, due 1997                              14,327
   Zero Coupon Guaranteed Bonds, due 2002                              16,986
   9 1/2% Senior Subordinated Notes, due 2006                         150,000
   13 1/2% Senor Subordinated Notes, due 2001                         178,512
   15% Junior Subordinated Discount Debentures, due 2005               90,195
   9 1/2% Convertible Subordinated Debentures, due 2001,                4,536
   8 1/4% Convertible Subordinated Debentures, due 2008                14,456
                                                                   ----------
                                                                   $1,156,724
                                                                   ==========


 In addition, the Company's $600 million revolving credit facility was cancelled upon repayment of the outstanding principle and accrued interest.

6.  COMMITMENTS AND CONTINGENCIES

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

              AMERICAN MEDICAL HOLDINGS, INC. AND SUBSIDIARIES
           AMERICAN MEDICAL INTERNATIONAL, INC. AND SUBSIDIARIES

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                (UNAUDITED)

7.  CAPITAL STOCK

 As of February 28, 1995, Holdings had 200 million shares of $0.01 par value common stock authorized. Of such shares, 77,660,133 and 77,491,000 were outstanding as of February 28, 1995, and August 31, 1994, respectively. Holdings, under terms of the Merger Agreement, paid a special dividend of $0.10 per share, on February 28, 1995, to stockholders of record on February 10, 1995. As of February 28, 1995, Holdings had five million shares of $0.01 par value of Preferred Stock authorized, of which none were outstanding. As a result of the Merger, NME is the owner of all outstanding shares of common stock of Holdings.

 Holdings is the owner of all outstanding shares of common stock of AMI. As of February 28, 1995, and August 31, 1994, AMI had 200 million shares of $0.01 par value common stock authorized of which 72,481,000 shares were outstanding.

8.  NET REVENUES

 The Company's sources of revenues are primarily provided from patient services and are presented net of reserves to recognize the difference between the hospitals' established billing rates for covered services and the amount paid by third party or private payers. Patient revenues received under government and privately sponsored insurance programs are based on cost as defined under the programs or at predetermined rates based upon the diagnosis, plus capital costs, return on equity, and other adjustments rather than customary charges. Adjustments are recorded in the period services are rendered based on estimated amounts to be reimbursed and contract interpretations, however, such adjustments are generally subject to final audit and settlement. Net revenues include adjustments for the three and six months ended February 28, 1995 and 1994 of $585.1 million, $1,161.4 million, $546.8 million and $1,037.4 million, respectively. In management's opinion, the reserves established are adequate to cover the ultimate liabilities that may result from final settlements.

 Net revenues from Medicare/Medicaid programs represented 46% and 41% of total net revenues for the six months ended February 28, 1995 and 1994, respectively. The Company's net revenues from contracted business represented 25% of total net revenues for the six months ended February 28, 1995 and 1994, respectively.

9.  MINORITY EQUITY INTEREST

 Minority equity interest expense of $1.3 million and $1.5 million for the three months ended February 28, 1995 and 1994, respectively and $2.4 million and $3.3 million for the six months ended February 28, 1995 and 1994, respectively, is presented net of income taxes in the accompanying condensed consolidated statements of operations.

10. SUPPLEMENTAL CASH FLOW INFORMATION

 The Company paid income taxes (net of refunds) of $13.9 million and $36.1 million for the six months ended February 28, 1995 and 1994, respectively. The Company paid interest (net of capitalized costs) for the six months ended February 28, 1995 and 1994 of $68.2 million and $50.6 million, respectively. Capitalized interest costs were $1.2 million and $2.0 million for the six months ended February 28, 1995 and 1994, respectively. Interest income was $2.0 million and $1.3 million for the six months ended February 28, 1995 and 1994, respectively.

 In conjunction with the acquisition of Hilton Head Hospital in September 1994 by a limited partnership, of which a wholly-owned subsidiary of AMI is general partner, the Company recorded net assets of $14.6 million.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

 The Company's cash and cash equivalents at February 28, 1995 were $89.4 million compared to $31.9 million at August 31, 1994. The increase of $57.5 million was primarily due to cash and short-term cash investments required for certain costs related to the completion of the merger transaction between the Company and National Medical Enterprises, Inc. ("NME") subsequent to February 28, 1995 (the "Merger"). Accounts receivable of $195.7 million at February 28, 1995 increased $48.3 million from $147.4 million at August
31, 1994 while the income tax receivable decreased $15.6 million to $15.3 million at February 28, 1995 from $30.9 million at August 31, 1994. The addition of a hospital, growth in net revenues, and a decrease in the amount of receivables collected during the period were the primary components of the increase in accounts receivable at February 28, 1995. The decrease in the income tax receivable is primarily due to the current income tax provision. Current liabilities at February 28, 1995 of $428.5 million decreased $48.0 million from $476.5 million at August 31, 1994, largely as a result of payments on the current portion of long-term debt which was partially offset by a reserve for merger related costs. The changes discussed above in the working capital accounts resulted in a reduction in the working capital deficit; at February 28, 1995 the working capital deficit of $47.0 million compared to a working capital deficit of $187.6 million at August 31, 1994. The decrease in the working capital deficit at February 28, 1995, along with the improved results of operation (excluding merger costs), increased the cash provided by operating activities to $152.3 million for the six months ended February 28, 1995 compared to $97.7 million for the six months ended
February 28, 1994. The funding contribution of the Company's pension plan assets and acquisition related transactions resulted in other long term assets of $60.2 million at February 28, 1995 compared to $30.0 million at August 31, 1994.

 The Company invested $72.2 million in capital expenditures (excluding acquisitions) for the six months ended February 28, 1995, compared to $53.7 million for the six months ended February 28, 1994. Capital expenditures made by the Company and construction commitments outstanding of approximately $44.5 million are for the expansion and renovations of facilities to accommodate new inpatient and outpatient programs and to further develop certain lines of business, including home health, surgery centers and physician practices.

 Cash of $23.2 million was used during the six months ended February 28, 1994 for the acquisition of healthcare related facilities and an investment in a limited partnership, of which a wholly-owned subsidiary of AMI is general partner, which acquired a hospital in Hilton Head, South Carolina. In September 1994, the Company entered into a joint venture agreement with a community organization (the "Burgergemeinde") located in Cham, Canton Zug, Switzerland. The joint venture is owned 90% by the Company and 10% by the Burgergemeinde. Under the terms of the transaction, the Company entered into a long term lease for the land where the existing hospital is located and will construct a new 56 bed acute care wing, convert an existing structure into a medical office building and renovate and remodel the existing acute care facility. In addition, the Company plans to contract to provide management, food, physical therapy and rehabilitation services to the hospital, an on-site nursing home and an affiliated retirement community.

 The Company repaid (excluding repayments on the Company's $600 million revolving credit facility) $154.5 million of long-term debt during the six months ended February 28, 1995 from cash provided by operating activities, short-term cash investments and borrowings under the Company's $600 million revolving credit facility. The Company's repayments on long-term debt include (i) $88.8 million for the redemption of the remaining principal amount of the 11 3/8% senior debt due February 1, 1995 (ii) $62.7 million for the redemption of the 11 1/4% senior notes due February 3, 1995 (L37 million face value), and (iii) $3 million in other long-term debt. The amount outstanding under the Company's $600 million revolving credit facility at February 28, 1995 was $438.0 million, an increase of $172.0 million from $266.0 million at August 31, 1994. The increase in the $600 million revolving credit facility was primarily for the repayments made on long-term debt.

 The terms of certain indebtedness of the Company imposed operating and financial restrictions requiring the Company to maintain certain financial ratios and restrict the Company's ability to incur additional indebtedness and enter into leases and guarantees of debt; to make capital expenditures; to make loans and investments; to pay dividends or repurchase shares of stock; to repurchase, retire or refinance indebtedness prior to maturity; and to purchase or sell assets. The Company has pledged the capital stock of certain direct (first tier) subsidiaries as security for its obligations under the revolving credit facility and certain other senior indebtedness.
In addition, the Company granted a security interest in its accounts receivable as security for its obligations under the revolving credit facility. Management believes that the Company is currently in compliance with all material covenants and restrictions contained in all financing agreements.

 Subsequent to February 28, 1995 and in connection with the Merger on March 1, 1995 to form Tenet Healthcare Corporation, certain of the Company's long-term debt was repaid. In addition, the Company's $600 million revolving credit facility was cancelled upon repayment of the outstanding principal and accrued interest. As the result of such repayments and the cancellation of the $600 million revolving credit facility, the operating and financial restrictions required by such indebtedness are no longer in place.

RESULTS OF OPERATIONS

     AMI's results of operations are the same as that of the Company's; therefore, separate results of operations and a discussion and analysis for AMI are not presented. The following table summarizes certain consolidated results of the Company (dollars in millions):


                                                       SIX MONTHS ENDED FEBRUARY 28,
                                                  ---------------------------------------
                                                        1995                 1994
                                                  ------------------   ------------------
                                                            % OF NET             % OF NET
                                                            REVENUES             REVENUES
                                                            --------            --------
NET REVENUES                                      $1,300.1    100.0%   $1,141.5   100.0%

OPERATING COSTS AND EXPENSES
  Salaries and benefits                              482.2     37.1       415.8    36.4
  Supplies                                           188.2     14.5       162.6    14.2
  Provision for uncollectible accounts                91.1      7.0        77.3     6.8
  Depreciation and amortization                       82.5      6.3        77.0     6.7
  Merger costs                                        73.9      5.7         -       -
  Other operating costs                              280.9     21.6       257.7    22.7
                                                  --------    -----    --------   -----
    Total operating costs and expenses             1,198.8     92.2       990.4    86.8
                                                  --------    -----    --------   -----
OPERATING INCOME                                     101.3      7.8       151.1    13.2
  Interest expense, net                              (78.4)    (6.0)      (76.9)   (6.7)
                                                  --------    -----    --------   -----
INCOME BEFORE TAXES AND MINORITY EQUITY INTEREST      22.9      1.8        74.2     6.5
  Provision for income taxes                         (23.1)    (1.8)      (31.4)   (2.7)
                                                  --------    -----    --------   -----
INCOME (LOSS) BEFORE MINORITY EQUITY INTEREST         (0.2)     0.0        42.8     3.8
  Minority equity interest                            (1.6)    (0.1)       (2.0)   (0.2)
                                                  --------    -----    --------   -----
NET INCOME (LOSS)                                 $   (1.8)    (0.1)%  $   40.8     3.6%
                                                  ========    =====    ========   =====

     The following table sets forth certain operating statistics of the Company's hospitals for the six months ended February 28, 1995 and 1994:

OPERATING STATISTICS (1):              1995           1994
                                    ---------      ---------
Admissions                            127,947        118,728
Equivalent Admissions (2)             178,358        160,926
Outpatient Visits                   1,412,613      1,081,860
Patient days                          769,147        695,102
Equivalent patient days (2)         1,048,608        932,055
Licensed beds occupancy rate             47.2%          47.2%
Licensed beds at end of period          9,002          8,131

- ----------------------
(1) Represents statistics for hospitals only and has not been adjusted to include statistics for related healthcare entities.
(2) Represents actual admissions/patient days as adjusted to include outpatient and emergency room services by adding to actual admissions/ patient days an amount derived by dividing outpatient and emergency room revenue by inpatient revenue per admission/patient days.

     The results of operations for the six months ended February 28, 1995 include the results of operations of Saint Francis Hospital and Hilton Head Hospital which were acquired May 1, 1994 and September 1, 1994, respectively, and therefore, are not included in the results of operations for the six months ended February 28, 1994. For the six months ended February 28, 1995, Saint Francis Hospital and Hilton Head Hospital contributed approximately 59% of the increase in net revenues and 63% of the increase in operating expenses (excluding merger costs), primarily in salaries and benefits and supplies, over the same period of the prior year. Operating expenses of $1,198.8 million for the six months ended February 28, 1995 include non-recurring merger costs of $73.9 million incurred in connection with the Merger. Excluding these merger costs, operating expenses of $1,124.9 million for the six months ended February 28, 1995 remained stable as a percentage of net revenue at 86.5% when compared to the six months ended February 28, 1994 of 86.8%. Operating income, excluding merger costs, increased to $175.2 million for the six months ended February 28, 1995 from $151.1 million for the six months ended February 28, 1994, resulting in an operating margin of 13.5% for the six months ended February 28, 1995 compared to 13.2% for the six months ended February 28, 1994.

     While the additional revenues recognized from the acquisition of two hospitals contributed primarily to the growth in the reported net revenues and volume, the Company's historical hospitals experienced an increase in net revenues from growth in volume from outpatient care from existing services and the expansion of such services, and general price increases passed on for patient care services. The growth in outpatient volume of 30.6% recognized from February 28, 1995 compared to February 28, 1994 resulted in an increase in net revenues from outpatient services, 30.4% of the Company's net patient revenues for the six months ended February 28, 1995 compared to net revenues of 28.7% from such sources for the six months ended February 28, 1994. The increase in admissions of 7.8% for the six months ended February 28, 1995 from the six months ended February 28, 1994 was due to the addition of Saint Francis Hospital and Hilton Head Hospital. Net revenues derived from Medicare/Medicaid programs are a significant portion of the Company's net revenues, comprising 45.8% of the Company's net revenues for the six months ended February 28, 1995. This portion of the Company's net revenues has increased when compared to the six months ended February 28, 1994 (41.4% of net revenues) as an increasing portion of the population continues to qualify for coverage under such programs and as a result of the impact of the payer mix of the two additional hospitals. Net revenues derived from non-contracted sources for the six months ended February 28, 1995 and 1994 were 25.4% and 30.2% of net revenues, respectively. Net revenues derived from contracted sources for the six months ended February 28, 1995 and 1994 were 25.2% and 25.1% of net revenues, respectively. Net revenues from other sources for the six months ended February 28, 1995 and 1994 contributed 3.6% and 3.3%, respectively to the Company's net revenues.

     The tax provision for the six months ended February 28, 1995 and 1994 is greater than that which would occur using the Company's marginal tax rate against its income before taxes and minority equity interest, due in large part to the amortization of cost in excess of net assets acquired and certain merger costs not being deductible for tax provision purposes.

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

     Healthcare reform proposals have been introduced in Congress and in state legislatures that could effect changes in the healthcare delivery system, either at the national or state level. Among the proposals considered by such legislatures are healthcare coverage for an increasing percentage of the U.S. population, cost controls on healthcare providers, insurance market reforms to increase the availability of group health insurance to small businesses, requirements that all businesses offer health insurance coverage to their employees, managed care programs for

Medicare patients and the creation of a single government health insurance plan (to reduce administrative costs) that would cover all citizens.
Although none of these proposals have been adopted, a broad range of both similar and more comprehensive healthcare reform is likely to be considered by all states, with some states having already implemented some type of healthcare reform. Management believes that some form of federal healthcare reform may occur; however, until such reform is finalized, management cannot predict which proposals will be adopted, if any, and until adopted the impact of any such proposals on the Company's business, results of operations, cash flows or financial condition.

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

                                  SIGNATURES
                                  -----------


 Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

     AMERICAN MEDICAL HOLDINGS, INC.
Date: April 14, 1995


     By:    RAYMOND L. MATHIASEN
        -----------------------------------------
             Raymond L. Mathiasen
             Senior Vice President
             Chief Financial Officer


     AMERICAN MEDICAL INTERNATIONAL, INC.

Date: April 14, 1995


     By:    RAYMOND L. MATHIASEN
        -----------------------------------------
             Raymond L. Mathiasen
             Senior Vice President
             Chief Financial Officer